Form 10-Q
period 2007-03-31
Reef Global Energy VIII, L.P.
filed 2007-05-21
CIK 1368954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 15, 2007, the registrant had 32.425 units held by the managing general partner, 520.793 units of additional general partner interest and 95.283 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	March 31,	December 31
	2007	2006
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$7,302,498	$11,294,514
Accounts receivable from affiliates	44,025	468,831
Total current assets	7,346,523	11,763,345

Property and equipment:
Oil and gas properties, full cost method of accounting	651,500	—
Drilling in progress	5,058,676	1,328,081
Prepaid drilling costs	2,003,361	3,544,025
Accumulated depreciation and depletion	(651,500)	—
Net property and equipment	7,062,037	4,872,106

Total assets	$14,408,560	$16,635,451

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$—	$20,000
Accounts payable to affiliates	579,653	2,244,537
Total current liabilities	579,653	2,264,537

Noncurrent liabilities:
Accounts payable to affiliates	477,881	506,981
Total non-current liabilities	477,881	506,981

Partnership Equity
General partners	10,666,909	11,116,890
Limited partners	1,951,587	2,033,914
Managing general partner	732,530	713,129
Partnership equity	13,351,026	13,863,933

Total liabilities and partnership equity	$14,408,560	$16,635,451

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Condensed Statement of Operations

Three months ended March 31, 2007
(Unaudited)

Costs and expenses:
General and administrative expenses	$4,315
Property impairment	651,500
Total costs and expenses	655,815

Loss from operations	(655,815)

Other income:
Interest income	99,438
Total other income	99,438

Net loss	$(556,377)

Net loss per general partner unit	$(864.03)
Net loss per limited partner unit	$(864.03)
Net loss per managing general partner unit	$(742.30)

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Condensed Statement of Cash Flows

Three months ended March 31, 2007
(Unaudited)

Operating Activities
Net loss	$(556,377)
Adjustments for non-cash transactions:
Property impairment	651,500
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable	(20,000)
Net cash provided by operating activities	75,123

Investing Activities
Property acquisition and development	(3,985,569)
Net cash used in investing activities	(3,985,569)

Financing Activities
Partner capital contributions	468,276
Syndication costs	(549,846)
Net cash used in financing activities	(81,570)

Net decrease in cash and cash equivalents	(3,992,016)
Cash and cash equivalents at beginning of period	11,294,514
Cash and cash equivalents at end of period	$7,302,498

Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$44,025
Non-cash investing transactions:
Property additions included in accounts payable to affiliates	$550,553

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2007

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VIII, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2007. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2006 (the 2006 10-K).

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three month period ended March 31, 2007, the Partnership recognized property impairment expense of $651,500 as a result of the drilling of one exploratory well that failed to discover any proved oil and gas reserves..

Asset Retirement Obligation

Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143) addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. As of March 31, 2007 the Partnership had no productive long-lived assets and therefore had no asset retirement obligations.

3. Transactions with Affiliates

Reef Oil & Gas Partners, L.P (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to having purchased 5% of the Partnership units. During the three month period ended March 31, 2007, this 1% obligation totaled $44,025. The Partnership settles its balances with Reef on a quarterly basis.

The Partnership has no employees.  Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost. During the three month period ended March 31, 2007 the Partnership incurred technical services costs totaling $246,056, which have been capitalized as project costs, and  incurred general and administrative costs totaling $656.

RELP processes joint interest billings on behalf of the Partnership. At March 31, 2007, the Partnership owed RELP $304,497 in connection with drilling invoices paid by RELP on behalf of the Partnership, $246,056 for technical services costs, and $29,100 of organization and syndication costs. The Partnership settles its balances with RELP on a quarterly basis.

Accounts payable to affiliates at March 31, 2007 also includes $477,881 for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions.  The management fee is payable in two parts. Reef receives reimbursement for actual commissions and organization and syndication costs as incurred. The remaining balance will be paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. During the three months ended March 31, 2007, Reef incurred actual costs totaling $29,100, and this amount was transferred from non-current liabilities to current liabilities. The Partnership has no productive properties as of March 31, 2007. The Partnership will begin recovery of this additional management fee amount when it has productive properties and begins distribution of net revenues to investor partners. The liability has been classified as non-current since the Partnership currently has no productive properties and the initial date of repayment is currently unknown.

4. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three month period ended March 31, 2007 is detailed below:

For the three months ended March 31, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	32.425	$(24,069)	$(742.30)
General partner units	520.793	(449,981)	(864.03)
Limited partner units	95.283	(82,327)	(864.03)
Total	648.501	$(556,377)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Partnership’s financial position, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our financial statements and the related notes thereto, included in the 2006 10-K.

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements made in this Report.  Specifically, the following statements are forward-looking:

•                                     statements regarding the Partnership’s overall strategy for acquiring prospects, including its intent to diversify the Partnership’s investments;

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations, and to pay for such drilling operations.

To date, the Partnership has purchased interests in three exploratory and two developmental prospects upon which it expects to drill three exploratory and nine developmental wells. Eleven of these twelve wells are either drilling or have completed drilling as of the date of this report. The Partnership has eight developmental wells that are currently in various stages of completion and are expected to begin production during the second quarter of 2007. One exploratory and one developmental well are currently drilling, one exploratory well was unsuccessful, and one exploratory well is expected to begin drilling operations during the second quarter of 2007. The Partnership expects to purchase interests in additional prospects and drill approximately 15 wells in total with its available capital. The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. To date, the Partnership has purchased interests in three prospects in Louisiana and two prospects in Texas. RELP, an affiliate of the managing general partner, and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987.

The Partnership does not operate in any other industry segment. Should any prospect in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may borrow any amount up to 25% of the Partnership’s aggregate capital contributions without the consent of the investor partners, provided the lender agrees it will have no recourse against individual investor partners. The Partnership is prohibited from issuing additional cash calls to investor partners. Total borrowings cannot exceed 25% of the Partnership’s aggregate capital contributions without the approval of the investor partners. The Partnership is not allowed to borrow funds during the drilling phase of Partnership operations. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership is permitted but has not and is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the 2006 10-K.

Liquidity and Capital Resources

The Partnership has working capital of $6,766,870 at March 31, 2007, which includes $176,140 of interest income which will be distributed to partners, leaving $6,590,730 from which to pay costs incurred during the drilling phase of operations. Because the Partnership is not allowed to borrow funds during the drilling phase of operations, the net capital contributions of $13,780,643, plus the additional 1% of all leasehold, drilling and completion costs which will be contributed by Reef, is the total amount available to the Partnership for drilling and administrative costs. Please see Item IA of the 2006 10-K for a list of risk factors that could impact the Partnership. In April 2007, the Partnership began distributing to investors the interest income it earned , and it will distribute the net cash flow from successful Partnership wells when received. These funds will not be available for drilling activities.

The Partnership expects to utilize the remaining available capital contributions for lease acquisition and drilling activities during the remainder of 2007. The Partnership expects to participate in the drilling of approximately 15 wells in total.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities.  The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

Results of Operations

Because the Partnership was formed on August 16, 2006, there is no comparable information for the period ended March 31, 2006.

Three months ended March 31, 2007

During the first quarter of 2007, the Partnership completed drilling operations on one of the three exploratory prospects owned by the Partnership. The well was unsuccessful, and as a result the Partnership incurred $651,500 of property impairment expense. This property impairment expense was the primary factor in the Partnership’s net loss of $556,377 for the quarter. The Partnership earned $99,438 in interest income on unspent partner capital contributions during the first quarter, and incurred $4,315 of general and administrative costs.

As of the date of this report, one exploratory and one developmental well are drilling. Eight developmental wells in the partnership’s Cole Ranch prospect have completed drilling operations and are currently undergoing completion operations. All eight wells are expected to be productive, and the Partnership expects first oil and gas sales in late May. One additional exploratory well is expected to begin drilling operations prior to the end of the second quarter.

During the second quarter, general and administrative expenses are expected to increase as the Partnership begins incurring legal, accounting and printing costs in connection with required SEC filings. Administrative costs provided by RELP are also expected to rise. Interest income will decline on a quarterly basis during 2007 as unspent partner capital contributions are expended on drilling operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Partnership currently has no borrowings. The partnership agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. The Partnership is permitted to borrow monies for additional development drilling and facilities costs on Partnership prospects already drilled. Upon completion of the drilling phase of operations, should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership is affected by such changes.

Commodity Price Risk

The Partnership has not and is not expected to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Exchange Rate Risk

The Partnership currently has not committed funds to any foreign projects and has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of the United States.

Item 4T. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, Reef’s disclosure controls and procedures were effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended March 31, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the 2006 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2006 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in the 2006 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In connection with the Registration Statement filed on Form S-1 (No. 333-122935) and declared effective July 7, 2005, Reef filed a final prospectus for the Program and filed a prospectus supplement describing the Partnership on July 14, 2006. At such time Reef commenced the offering of units in the Partnership. All sales of Partnership units were made through the Program’s dealer manager, Reef Securities, Inc., and a number of soliciting dealers. The offering period ended December 29, 2006.

During the offering period ending on December 29, 2006, the Partnership sold 616.076 units to investor partners, consisting of 95.283 units of limited partner interest and 520.793 units of additional general partner interest. Also, Reef purchased 32.425 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $16,090,928. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. As of March 31, 2007 Reef has contributed $12,726 and has accrued $44,025 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $2,310,285, leaving capital contributions of $13,837,394 available for Partnership oil and gas operations. As of March 31, 2007, the Partnership had expended $7,713,537 on property acquisitions and $11,008 on general and administrative expenses, including amounts in accounts payable at March 31, 2007. The Partnership intends to utilize all available Partnership capital for oil and gas activities by December 31, 2007.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

REEF GLOBAL ENERGY VIII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: May 21, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: May 21, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)