Form 10-Q
period 2007-06-30
Reef Global Energy VIII, L.P.
filed 2007-08-20
CIK 1368954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, the registrant had 32.425 units held by the managing general partner, 520.793 units of additional general partner interest and 95.283 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	June 30,	December 31
	2007	2006
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$5,151,923	$11,294,514
Accounts receivable from affiliates	42,025	468,831
Total current assets	5,193,948	11,763,345

Property and equipment:
Oil and gas properties, full cost method of accounting	8,191,165	—
Drilling in progress	2,342,507	1,328,081
Prepaid drilling costs	439,307	3,544,025
Accumulated depreciation and depletion	(1,558,649)	—
Net property and equipment	9,414,330	4,872,106

Total assets	$14,608,278	$16,635,451

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$—	$20,000
Accounts payable to affiliates	1,906,905	2,244,537
Total current liabilities	1,906,905	2,264,537

Noncurrent liabilities:
Accounts payable to affiliates	225,053	506,981
Asset retirement obligation	63,858	—
Total non-current liabilities	288,911	506,981

Partnership Equity
General partners	9,893,231	11,116,890
Limited partners	1,810,037	2,033,914
Managing general partner	709,194	713,129
Partnership equity	12,412,462	13,863,933

Total liabilities and partnership equity	$14,608,278	$16,635,451

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Condensed Statement of Operations

	Three months	Six months
	ended June 30,	ended June 30,
	2007	2007
	(Unaudited)	(Unaudited)

Revenues
Oil and gas sales	$107,135	107,135
Total Revenues	107,135	107,135

Costs and expenses:
Lease operating expenses	17,236	17,236
Production taxes	5,353	5,353
General and administrative expenses	48,591	52,906
Accretion of asset retirement obligation	400	400
Depreciation, depletion, and amortization	56,440	56,440
Property impairment	850,709	1,502,209
Total costs and expenses	978,729	1,634,544

Loss from operations	(871,594)	(1,527,409)

Other income:
Interest income	70,755	170,193
Total other income	70,755	170,193

Net loss	$(800,839)	(1,357,216)

Net loss per general partner unit	$(1,238.89)	(2,102.92)
Net loss per limited partner unit	$(1,238.89)	(2,102.92)
Net loss per managing general partner unit	$(1,159.29)	(1,901.59)

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Condensed Statement of Cash Flows

Six months
ended June 30,
2007
(Unaudited)

Operating Activities
Net loss	$(1,357,216)
Adjustments for non-cash transactions:
Depreciation, depletion, and amortization	56,440
Property impairment	1,502,209
Accretion of asset retirement obligation	400
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable	(20,000)
Accounts payable to affiliates	255,982
Net cash provided by operating activities	437,815

Investing Activities
Property acquisition and development	(6,081,183)
Net cash used in investing activities	(6,081,183)

Financing Activities
Partner capital contributions	512,301
Offering costs	(831,774)
Partner distributions	(179,750)
Net cash used in financing activities	(499,223)

Net decrease in cash and cash equivalents	(6,142,591)
Cash and cash equivalents at beginning of period	11,294,514
Cash and cash equivalents at end of period	$5,151,923

Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$42,025
Non-cash investing transactions:
Property additions included in accounts payable to affiliates	$1,650,923
Property additions and asset retirement obligation	$63,458

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2007

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VIII, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2007. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2006 (the 2006 10-K). The Partnership began oil and gas drilling activities during October 2006, and drilling operations are expected to continue through the remainder of 2007. Because the future results of the Partnership are dependent upon the success of drilling and completion operations which will occur during the remainder of 2007, the results for the three and six month periods ended June 30, 2007 and 2006 cannot necessarily be used to project results for the full year. Because the Partnership was not formed until August 14, 2006, there is no comparable data for the three and six month periods ended June 30, 2006 in the accompanying statement of operations.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves. Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three and six month periods ended June 30, 2007, the Partnership recognized property impairment expense of $850,709 and $1,502,209.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2007. The Partnership had no productive long-lived assets at December 31, 2006.

Six months ended
June 30, 2007
Beginning asset retirement obligation	$—
Additions related to new properties	63,458
Accretion expense	400
Ending asset retirement obligation	$63,858

3. Transactions with Affiliates

Reef Oil & Gas Partners, L.P (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to having purchased 5% of the Partnership units. During the three and six month periods ended June 30, 2007, this 1% obligation totaled $42,025 and $85,495. The Partnership settles its balances with Reef on a quarterly basis.

The Partnership has no employees. Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2007, the Partnership incurred technical services costs totaling $310,254 and $556,310, which have been capitalized as project costs, and  incurred general and administrative costs totaling $2,588 and $3,244.

RELP processes joint interest billings and revenues on behalf of the Partnership. At June 30, 2007, the Partnership owed RELP $1,340,669 for net drilling invoices paid by RELP in excess of revenues processed by RELP on behalf of the Partnership, $310,254 for technical services costs, and $3,244 for general and administrative costs. The Partnership settles its balances with RELP on a quarterly basis.

Accounts payable to affiliates at June 30, 2007 also includes $225,053 for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions.  The management fee is payable in two parts. Reef receives reimbursement for actual commissions and organization and offering costs as incurred. During the three and six month periods ended June 30, 2007, Reef incurred actual costs totaling $252,738 and $281,928. The $252,738 incurred during the second quarter of 2007 was transferred from non-current liabilities to current liabilities and paid to Reef during July 2007. The remaining balance will be paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The timing of the recovery is solely at the discretion of the managing general partner. The Partnership has not yet begun the recovery of the unpaid portion of the management fee. The liability has been classified as non-current because the initial date and timing of repayment is currently unknown.

4. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and six month periods ended June 30, 2007 is detailed below:

For the three months ended June 30, 2007

	Number of		Net loss per
Type of Unit	Units	Net loss	unit
Managing general partner units	32.425	$(37,589)	$(1,159.29)
General partner units	520.793	(645,205)	(1,238.89)
Limited partner units	95.283	(118,045)	(1,238.89)
Total	648.501	$(800,839)

For the six months ended June 30, 2007

	Number of		Net loss per
Type of Unit	Units	Net loss	unit
Managing general partner units	32.425	$(61,658)	$(1,901.59)
General partner units	520.793	(1,095,186)	(2,102.92)
Limited partner units	95.283	(200,372)	(2,102.92)
Total	648.501	$(1,357,216)

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in the section captioned “RISK FACTORS” contained in the Program’s prospectus and prospectus supplement each dated July 14, 2006. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

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

To date, the Partnership has purchased interests in three exploratory and three developmental prospects upon which it expects to drill three exploratory and seventeen developmental wells. Thirteen of these twenty wells are either drilling or have completed drilling as of the date of this report. The Partnership has eight developmental wells that are currently productive, one developmental well that is expected to be sidetracked, and one developmental well currently drilling. The Partnership drilled two unsuccessful exploratory wells and has one exploratory well undergoing completion operations. The Partnership expects to purchase interests in additional prospects and drill approximately 21-23 wells in total with its available capital. The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. To date, the Partnership has purchased interests in three prospects in Louisiana, two prospects in Texas, and one prospect in New Mexico. RELP, an affiliate of the managing general partner, and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987.

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

Liquidity and Capital Resources

The Partnership has working capital of $3,287,043 at June 30, 2007, which includes $148,448 of net revenue and interest income which will be distributed to partners. Deferred organization and offering costs payable to Reef total $225,053, leaving $2,913,542 from which to pay costs incurred during the drilling phase of operations. Because the Partnership is not allowed to borrow funds during the drilling phase of operations, the net capital contributions of $13,780,643, plus the additional 1% of all leasehold, drilling and completion costs which will be contributed by Reef, is the total amount available to the Partnership for drilling and administrative costs. Please see Item IA of the 2006 10-K for a list of risk factors that could impact the Partnership. In April 2007, the Partnership began distributing interest income to investors, and in August 2007 the Partnership began distributing the net cash flow from successful Partnership wells to investors. These funds will not be available for drilling activities.

The Partnership expects to utilize the remaining available capital contributions for lease acquisition and drilling activities during the remainder of 2007. The Partnership expects to participate in the drilling of approximately 21-23 wells in total.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities.  The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

Results of Operations

Because the Partnership was formed on August 16, 2006, there is no comparable information for the three and six month periods ended June 30, 2006.

Three months ended June 30, 2007

During the three months ended June 30, 2007, the Partnership experienced its first quarter with oil and gas revenues from productive wells. Six of the eight successful developmental wells drilled by the Partnership during the first quarter of 2007 began producing oil and gas, and the other two successful wells began production operations during the third quarter. The Partnership drilled two exploratory wells during the second quarter, one of which was unsuccessful and one of which is undergoing completion operations. The Partnership also purchased an interest in a developmental prospect upon which eight developmental wells are expected to be drilled during the last half of 2007.

Total oil and gas revenues for the quarter were $107,135. None of the six wells which began producing oil and gas during the second quarter were operational for the entire quarter. The Partnership expects revenues to increase during the final two quarters of 2007. The Partnership incurred general and administrative expenses of $48,591 during the second quarter compared to only $4,315 incurred during the first quarter. Approximately $24,000 of the general and administrative costs incurred this quarter was related to the audit of the 2006 Partnership financial statements. During the last two quarters of the year we expect general and administrative costs to decline from the level of the second quarter, with the drop in audit costs being partially offset by increases in general and administrative costs paid to RELP in connection with the increased levels of operational activity.

Interest income has continued to decrease as Partnership capital is expended on drilling operations. During the second quarter, interest income totaled $70,755 compared to $99,438 for the first quarter of 2007. During the last half of 2007 we expect to expend substantially all of the original Partnership capital, however, the loss of interest income is expected to be more than offset by the oil and gas revenues from successful partnership wells.

The Partnership loss of $800,839 incurred during the second quarter was primarily attributable to a property impairment charge of $850,709, which was largely the result of the unsuccessful exploratory well drilled during the second quarter.

Six months ended June 30, 2007

During the six months ended June 30, 2007, the Partnership had oil and gas revenues totaling $107,135. The Partnership’s first successful well began operations on April 20, 2007. In total, six successful developmental wells began producing oil and gas during the second quarter, and two additional developmental wells have begun operations during the third quarter. None of the producing wells were operational for much more than two months of the entire six month period. The Partnership expects revenues to increase during the final two quarters of 2007. The Partnership incurred general and administrative expenses of $52,906 during the first six months of 2007. Approximately $24,000 of the general and administrative costs incurred this period was related to the audit of the 2006 Partnership financial statements. During the second half of 2007 we expect general and administrative costs close to the level incurred during the first half of the year, with increases in general and administrative costs paid to RELP in connection with the increased levels of operational activity offsetting the audit costs.

Interest income has continued to decrease as Partnership capital is expended on drilling operations. During the six months ended June 30, 2007, interest income totaled $170,193, of which only $70,755 was incurred during the second quarter. During the last half of 2007 we anticipate another sharp decline in interest income as we expect to expend substantially all of the original Partnership capital on drilling operations. This loss of interest income is expected to be more than offset by expected oil and gas revenues from successful partnership wells.

The Partnership incurred a net loss of $1,357,216 during the six months ended June 30, 2007. Property impairment expense incurred during this period totaled $1,502,209, largely as a result of two unsuccessful exploratory wells drilled during the period. The Partnership no longer owns interests in any un-drilled exploratory prospects, and activity during the second half of 2007 will focus primarily on a developmental prospect in New Mexico where the Partnership has already begun drilling eight developmental wells. We do not currently expect any further significant impairment cost during the last half of 2007.

Net proved oil and gas reserves at June 30, 2007 include reserves from the six productive Partnership wells at that date. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimates of proved reserves at June 30, 2007 uses closing NYMEX prices of $70.68 per barrel and $6.77 per MMbtu, adjusted by property for energy content, quality and transportation costs. Additional development costs required to recover these proved reserves are estimated at approximately $82,000 as of June 30, 2007. All of the Partnership’s reserves are located in the United States.

Net proved reserves	Oil (BBL)	Gas (MCF)
June 30, 2007	197,310	201,745

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

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, Reef’s disclosure controls and procedures were effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended June 30, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the offering period ending on December 29, 2006, the Partnership sold 616.076 units to investor partners, consisting of 95.283 units of limited partner interest and 520.793 units of additional general partner interest. Also, Reef purchased 32.425 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $16,090,928. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. As of June 30, 2007 Reef has contributed $56,751 and has accrued $42,025 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $2,310,285, leaving capital contributions of $13,879,419 available for Partnership oil and gas operations. As of June 30, 2007, the Partnership had expended $10,909,521 on property acquisitions and $56,356 on general and administrative expenses, including amounts in accounts payable at June 30, 2007. The Partnership intends to utilize all available Partnership capital for oil and gas activities by December 31, 2007.

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

REEF GLOBAL ENERGY VIII, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC

Dated:	August 20, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated:	August 20, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)