Form 10-Q
period 2007-09-30
Reef Global Energy VIII, L.P.
filed 2007-11-19
CIK 1368954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, the registrant had 32.425 units held by the managing general partner, 520.793 units of additional general partner interest and 95.283 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$2,756,684	$11,294,514
Accounts receivable from affiliates	12,188	468,831
Total current assets	2,768,872	11,763,345

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $2,427,472	9,398,418	—
Unproved properties	123,629	1,328,081
Net oil and gas properties	9,522,047	1,328,081

Other assets:
Prepaid drilling costs	—	3,177,415
Total other assets	—	3,177,415

Total assets	$12,290,919	$16,268,841

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$—	$20,000
Accounts payable to affiliates	256,378	1,877,927
Total current liabilities	256,378	1,897,927

Noncurrent liabilities:
Accounts payable to affiliates	225,053	506,981
Asset retirement obligation	85,882	—
Total non-current liabilities	310,935	506,981

Partnership Equity
General partners	9,322,365	11,116,890
Limited partners	1,705,593	2,033,914
Managing general partner	695,648	713,129
Partnership equity	11,723,606	13,863,933

Total liabilities and partnership equity	$12,290,919	$16,268,841

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Condensed Statements of Operations

	For the three months ended September 30, 2007	For the period from inception (August 14, 2006) to September 30, 2006	For the nine months ended September 30, 2007	For the period from inception (August 14, 2006) to September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Oil and gas income	$599,788	$—	$706,923	$—
Total revenues	599,788	—	706,923	—

Costs and expenses:
Lease operating expenses	48,167	—	65,403	—
Production taxes	31,121	—	36,474	—
Accretion of asset retirement obligation	2,688	—	3,088	—
Depreciation, depletion and amortization	333,923	—	390,363	—
Property impairment	534,900	—	2,037,109	—
General and administrative	24,900	991	77,806	991
Organization costs	—	50,000	—	50,000
Total costs and expenses	975,699	50,991	2,610,243	50,991

Loss from operations	(375,911)	(50,991)	(1,903,320)	(50,991)

Other income:
Interest Income	36,866	4,687	207,059	4,687
Total other income	36,866	4,687	207,059	4,687

Net loss	$(339,045)	$(46,304)	$(1,696,261)	$(46,304)

Net loss per general partner unit	$(599.34)	$(224.82)	$(2,702,26)	$(224.82)
Net loss per limited partner unit	$(599.34)	$(224.82)	$(2,702.26)	$(224.82)
Net income (loss) per managing general partner unit	$931.21	$52.05	$(970.38)	$52.05

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Condensed Statement of Cash Flows

	For the nine months ended September 30, 2007	Period from inception (August 14, 2006) to September 30, 2006
	(Unaudited)	(Unaudited)

Operating Activities
Net loss	$(1,696,261)	$(46,304)
Adjustments for non-cash transactions:
Depreciation, depletion, and amortization	390,363	—
Property impairment	2,037,109	—
Accretion of asset retirement obligation	3,088	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Decrease in other assets	3,177,415
Changes in operating assets and liabilities:
Accounts payable	(20,000)	—
Accounts payable to affiliates	16,976	767
Net cash provided by (used in) operating activities	3,908,690	(45,537)

Investing Activities
Property acquisition and development	(11,627,323)	—
Net cash used in investing activities	(11,627,323)	—

Financing Activities
Partner capital contributions	554,327	5,212,632
Offering costs	(831,774)	(412,813)
Partner distributions	(541,750)	—
Net cash provided by (used in) financing activities	(819,197)	4,799,819

Net increase (decrease) in cash and cash equivalents	(8,537,830)	4,754,282
Cash and cash equivalents at beginning of period	11,294,514	—
Cash and cash equivalents at end of period	$2,756,684	$4,754,282

Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$12,188	$233,481
Offering costs included in accounts payable to affiliates	$—	$319,082
Non-cash investing transactions:
Property additions included in accounts payable to affiliates	$239,402	$30,193
Property additions and asset retirement obligation	$82,794	$—

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2007

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VIII, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2007. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2006 (the 2006 10-K). The Partnership began oil and gas drilling activities with the capital raised by the Partnership during October 2006, and drilling operations are expected to continue through the remainder of 2007. Because the future results of the Partnership are dependent upon the success of drilling and completion operations which will occur during the remainder of 2007, the results for the three and nine month periods ended September 30, 2007 and 2006 cannot necessarily be used to project results for the full year.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves. Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of proved crude oil and natural gas properties, except in unusual circumstances. Unproved properties consist of undeveloped leasehold interests and drilling costs in progress on wells drilling for unproved reserves. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the remaining lease term as well as geographic and geologic data obtained relating to the properties. During the three and nine month periods ended September 30, 2007, the Partnership recognized property impairment expense of $534,900 and $2,037,109.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2007. The Partnership had no productive long-lived assets at December 31, 2006.

Nine months ended September 30, 2007
Beginning asset retirement obligation	$—
Additions related to new properties	82,794
Accretion expense	3,088
Ending asset retirement obligation	$85,882

Reclassifications

Certain information provided for prior years has been reclassified to conform to the 2007 financial statement presentation.

3. Transactions with Affiliates

Reef Oil & Gas Partners, L.P (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred. In addition, Reef purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). During the three and nine month periods ended September 30, 2007, this 1% obligation totaled $12,188 and $97,683. The $12,188 obligation for the third quarter is shown in accounts receivable from affiliates on the accompanying balance sheet. The Partnership settles its balances with Reef on a quarterly basis.

Reef Exploration, L.P. (RELP), an affiliate of Reef, processes revenues and joint interest billings on behalf of the Partnership. At September 30, 2007, the Partnership owed RELP $177,862 for net drilling and operating invoices in excess of net revenues processed by RELP on behalf of the Partnership. The Partnership settles its balances with RELP on a quarterly basis.

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2007, the Partnership incurred technical services costs totaling $73,131 and $629,441, which have been capitalized as project costs, and incurred general and administrative costs totaling $16,976 and $20,220. At September 30, 2007, the partnership owed RELP $78,516 for technical and administrative services.

 Accounts payable to affiliates at September 30, 2007 also includes $225,053 for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef receives reimbursement for actual commissions and organization and offering costs as incurred. During the nine month period ended September 30, 2007, Reef incurred actual costs totaling $281,928 which the Partnership has already reimbursed to Reef during 2007. The remaining balance will be paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The timing of the recovery is solely at the discretion of the managing general partner. The Partnership has not yet begun the recovery of the unpaid portion of the management fee. The liability has been classified as non-current because the initial date and timing of repayment is currently unknown.

4. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and nine month periods ended September 30, 2007 is detailed below:

For the three months ended September 30, 2007

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	32.425	$30,193	$931.21
General partner units	520.793	(312,132)	(599.34)
Limited partner units	95.283	(57,106)	(599.34)
Total	648.501	$(339,045)

For the nine months ended September 30, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	32.425	$(31,465)	$(970.38)
General partner units	520.793	(1,407,318)	(2,702.26)
Limited partner units	95.283	(257,478)	(2,702.26)
Total	648.501	$(1,696,261)

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership has purchased working interests in three exploratory and three developmental prospects with its initial capital upon which it expects to drill a total of three exploratory and seventeen developmental wells. The Partnership currently has approximately $270,000 of unbudgeted investor capital. These funds will not be used for additional projects until it is determined whether or not they are required to cover excess drilling costs in connection with the twenty wells currently budgeted.

To date, the Partnership has purchased working interests in three exploratory prospects for approximately $230,000, and purchased working interests in three developmental prospects for approximately $299,000. The Partnership has drilled one successful exploratory well in Lavaca County, Texas which is expected to begin production during the fourth quarter of 2007, and has drilled two unsuccessful exploratory wells in Louisiana. The Partnership has drilled eleven successful developmental wells at September 30, 2007. Eight wells on the Partnership’s Cole Ranch prospect in Glasscock Count, Texas began production operations during the second quarter and three wells on the Partnership’s Sand Dunes prospect in Eddy County, New Mexico are expected to begin production operations in late November. The Partnership is drilling five additional wells on the Sand Dunes prospect during the fourth quarter, which, if capable of production in commercial quantities, are expected to begin production operations during 2007. The Partnership completed initial drilling operations in May on a developmental well in Louisiana. After reviewing the well logs and other geologic data, a proposal to sidetrack the well approximately 2,500 feet from its current bottom hole location was made. Sidetrack operations have commenced and are expected to be completed in late December 2007.

The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. To date, the Partnership has purchased interests in three prospects in Louisiana, two prospects in Texas, and one prospect in New Mexico. RELP, an affiliate of the managing general partner, and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987. Upon completion of drilling operations on the twenty wells referred to above, the Partnership will commit any remaining investor capital to one or more additional wells.

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

Liquidity and Capital Resources

During the offering period, the Partnership raised $15,401,896 from the sale of 616.076 Partnership units to investor partners. Reef purchased 5% of the total Partnership units (32.425 units) for $689,032. Reef will also contribute 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. As of September 30, 2007, Reef has contributed $98,776 and accrued $12,188 in connection with this obligation. Organization and offering costs totaled $2,310,285, leaving the Partnership $13,891,607 for drilling operations and pre-production administrative costs. The Partnership expects to expend substantially all of these funds on the three exploratory and seventeen developmental wells referred to above. These funds are expected to be expended over a period of approximately fifteen months beginning in October 2006 thru December 2007.

To date, the Partnership has acquired working interests in three developmental prospects with seventeen planned wells having an estimated aggregate cost of $10.216 million. The Partnership has also acquired working interests in three exploratory prospects with three planned wells having an estimated aggregate cost of $3.331 million. Estimated pre-production administrative costs are estimated to be $0.075 million. During this quarter, the Partnership did not acquire any additional working interests in prospects. The Partnership completed drilling operations on the initial three of eight planned developmental wells on its Sand Dunes prospect in Eddy County, New Mexico. Five additional wells will be drilled during the fourth quarter, and any of these eight wells capable of production in commercial quantities are expected to begin production during late November and December. Completion and testing were completed on the Partnership’s successful exploratory well, and the well is expected to begin production operations in late November.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities. The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

The Partnership has working capital of $2,512,494 at September 30, 2007, which includes $322,159 of interest income and net revenues available for distribution to investor partners, $225,053 of deferred organization and offering costs due Reef, and $1,965,282 available for drilling operations. The Partnership has expended $11,926,325 to date in connection with the purchase of leasehold interests, drilling activity, and pre-production administrative costs. Because all twenty of the currently budgeted wells are expected to complete drilling prior to December 31, 2007, the Partnership expects to expend most of its remaining working capital during the fourth quarter of 2007. Subsequent to its drilling phase, the Partnership will have minimal working capital, primarily consisting of cash and accounts receivable from oil and gas sales, which the Partnership will use to pay monthly cash distributions to investors.

Results of Operations

Three months ended September 30, 2007 and period from inception (August 14, 2006) to September 30, 2006

During the period from inception (August 14, 2006) to September 30, 2006, the Partnership incurred a net loss of $46,304. The Partnership was still offering units for sale, and the results of operations did not include any oil and gas activities. The primary component of the loss during this period was a one time charge of $50,000 for organization costs of the Partnership. The results for this period are not comparable to the three month period ended September 30, 2007.

During the three months ended September 30, 2007, the Partnership had a net loss of $339,045. The Partnership has eight producing wells on its Cole Ranch prospect that began production operations between April and July 2007. Based upon the results of production to date, the Partnership has revised downward its estimates of reserves to be recovered from these properties. Primarily as a result of this reserve revision, the Partnership incurred an impairment charge of $534,900, resulting in the net loss for this quarter. The Partnership is continuing its technical review and analysis of these eight wells, and during the last 60 days has been performing work in the field to optimize their performance. During that time, the Partnership has shut-in most of the wells for varying periods of time.

We believe it will be another 3-6 months before we can accurately gauge future production levels. Partnership oil and gas revenues totaled $599,788 during the third quarter of 2007 from these eight wells. We believe that the recent rise in crude oil price, coupled with initial production from Partnership wells expected to begin production operations in late November and December, will lead to similar revenues during the fourth quarter. During the third quarter, the final two of eight total wells drilled on the Cole ranch prospect began production operations. In addition, the Partnership anticipates that each of the eight Sand Dunes prospect wells capable of production in commercial quantities will be placed into production during the fourth quarter. A gas sales pipeline is currently under construction and the first three Sand Dunes wells are expected to begin producing prior to November 30. The successful exploratory well drilled by the partnership is also expected to begin production operations in late November.

The Partnership incurred general and administrative expenses of $24,900 during the third quarter. This amount is expected to rise next quarter as a result of expenditures related to year-end process improvement and compliance projects, and as a result of increased administrative charges by RELP as the Partnership adds productive wells.

Interest income has continued to decline as Partnership capital is expended on drilling operations. During the third quarter, interest income totaled $36,866. Interest income will continue its rapid decline as the partnership expects to expend substantially all of its remaining funds on drilling activities during the fourth quarter.

Nine months ended September 30, 2007 and period from inception (August 14, 2006) to September 30, 2006

The Partnership results from operations for the nine months ended September 30, 2007 are not comparable to its results from operations for the period from inception (August 14, 2006) to September 30, 2006. During the period from inception (August 14, 2006) to September 30, 2006, the Partnership incurred a net loss of $46,304. The Partnership was still offering units for sale, and the results of operations do not include any oil and gas activities. The primary component of the loss during this period was a one time charge of $50,000 for organization costs of the Partnership.

During the nine months ended September 30, 2007, the Partnership incurred a net loss of $1,696,261. Included in the net loss are impairment charges totaling $2,037,109. During the first half of 2007 impairment charges totaled $1,502,209, primarily associated with the drilling of two unsuccessful exploratory wells. During the third quarter of 2007, the Partnership took an additional impairment charge of $534,900 as a result of reducing the estimated reserves to be recovered from the eight Cole Ranch prospect wells. The Partnership is continuing its technical review and analysis of these eight wells, and during the last 60 days has been performing work in the field to optimize their performance. During that time, the Partnership has shut-in most of the wells for varying periods of time. We believe it will be another 3-6 months before we can accurately gauge future production levels. Partnership oil and gas revenues totaled $599,788 during the third quarter. We believe that the recent rise in crude oil price, coupled with initial production from Partnership wells expected to begin production operations in late November and December, will lead to fourth quarter oil and gas revenues comparable to third quarter figures. During the third quarter, the final two of eight total wells drilled on the Cole ranch prospect began production operations. In addition, the Partnership anticipates that each of the eight Sand Dunes prospect wells capable of production in commercial quantities will be placed into production during the fourth quarter. A gas sales pipeline is currently under construction and the first three Sand Dunes wells are expected to begin producing prior to November 30. The successful exploratory well drilled by the partnership is also expected to begin production operations in late November.

General and administrative charges incurred during the first nine months of 2007 total $77,806, and include approximately $24,000 related to the audit of the 2006 Partnership financial statements. Fourth quarter general and administrative costs are expected to rise above third quarter levels as a result of expenditures related to year-end process improvement and compliance projects, and as a result of increased administrative charges by RELP as the Partnership adds productive wells.

Interest income has continued to decrease as Partnership capital is expended on drilling operations. During the first three quarters of 2007, interest income totaled $99,438, $70,755, and $36,866 for a total of $207,059. During the fourth quarter we anticipate another sharp decline in interest income as we expect to expend substantially all of the original Partnership capital on drilling operations.

Net proved reserves of the Partnership at September 30, 2007 include proved developed producing reserves, proved developed non-producing reserves, and proved undeveloped reserves. Total net proved oil and gas reserves at September 30, 2007 are presented below. The Partnership had no proved reserves at December 31, 2006. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimate of proved reserves at September 30, 2007 uses closing NYMEX prices of $81.66 per barrel and $6.87 per mmBtu, adjusted by property for energy content, quality and transportation costs. Additional development costs required to recover these proved reserves are estimated at approximately $753,000 as of September 30, 2007. All of the Partnership’s reserves are located in the United States.

Net proved reserves	Oil (BBL)	Gas (MCF)
September 30, 2007	240,495	312,268

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

Assuming the production levels we attained during the nine months ended September 30, 2007, a 10% change in the price received for our crude oil would have had an approximate $57,000 impact on our oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $13,000 impact on our natural gas revenues.

Exchange Rate Risk

The Partnership currently has not committed funds to any foreign projects and has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of the United States.

Item 4. Controls and Procedures

The Partnership, under the supervision and with the participation of its management, including the principal executive officer and principal financial officer of the Partnership’s managing general partner, Reef, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q.

Based on that evaluation, the principal executive officer and principal financial officer of our managing general partner have concluded that the Partnership’s disclosure controls and procedures are effective  to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our managing general partner, as appropriate to allow timely decisions regarding required disclosure. During our fiscal quarter ended September 30, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the offering period ending on December 29, 2006, the Partnership sold 616.076 units to investor partners, consisting of 95.283 units of limited partner interest and 520.793 units of additional general partner interest. Reef purchased 32.425 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $16,090,928. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. As of September 30, 2007 Reef has contributed $98,776 and has accrued $12,188 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $2,310,285, leaving capital contributions of $13,891,607 available for Partnership oil and gas operations. As of September 30, 2007, the Partnership had expended $11,866,725 on property acquisitions and $59,600 on pre-production administrative costs, including amounts in accounts payable at September 30, 2007. The Partnership intends to utilize substantially all remaining available Partnership capital for oil and gas activities by December 31, 2007.

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

REEF GLOBAL ENERGY VIII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: November 19, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: November 19, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)