Form 10-Q
period 2008-03-31
Reef Global Energy VIII, L.P.
filed 2008-05-20
CIK 1368954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number: 333-122935-03

REEF GLOBAL ENERGY VIII, L.P.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5209097 (I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas 75080 (Address of principal executive offices)	75080-3609 (Zip code)

Registrant’s telephone number, including area code: (972)-437-6792

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of March 31, 2008, the registrant had 32.425 units of general partner interest held by the managing general partner, 520.793 units of additional general partner interest and 95.283 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

Form 10-Q Index

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$590,092	$1,678,818
Accounts receivable from affiliates	107,748	11,660
Total current assets	697,840	1,690,478

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $9,036,564 and $8,871,232	4,564,629	4,381,920
Unproved properties	153,330	153,330
Net oil and gas properties	4,717,959	4,535,250

Total assets	$5,415,799	$6,225,728

Liabilities and partnership equity

Current liabilities:
Accounts payable to affiliates	$163,060	$796,282
Total current liabilities	163,060	796,282

Long-term liabilities:
Accounts payable to affiliates	85,053	100,053
Asset retirement obligation	189,522	107,909
Total long-term liabilities	274,575	207,962

Partnership equity:
General partners	3,962,072	4,149,260
Limited partners	724,890	759,136
Managing general partner	291,202	313,088
Partnership equity	4,978,164	5,221,484

Total liabilities and partnership equity	$5,415,799	$6,225,728

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Condensed Statements of Operations

	For the three months ended March 31, (unaudited)
	2008	2007

Revenues	$400,028	$—

Costs and expenses:
Lease operating expenses	126,683	—
Production taxes	26,030	—
Depreciation, depletion and amortization	165,332	—
Property impairment	—	651,500
Accretion of asset retirement obligation	4,131	—
General and administrative	34,440	4,315
Total costs and expenses	356,616	655,815

Income (loss) from operations	43,412	(655,815)

Other income:
Interest income	10,968	99,438
Total other income	10,968	99,438

Net income (loss)	$54,380	$(556,377)

Net income (loss) per general partner unit	$49.14	$(864.03)
Net income (loss) per limited partner unit	$49.14	$(864.03)
Net income (loss) per managing general partner unit	$743.54	$(742.30)

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Condensed Statement of Cash Flows

	For the three months ended March 31, (unaudited)
	2008	2007

Operating Activities
Net income (loss)	$54,380	$(556,377)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	165,332	—
Property impairment	—	651,500
Accretion of asset retirement obligation	4,131	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(107,748)	—
Accounts payable	—	(20,000)
Accounts payable to affiliates	11,700	—
Net cash provided by operating activities	127,795	75,123

Investing Activities
Property acquisition and development	(915,481)	(3,985,569)
Net cash used in investing activities	(915,481)	(3,985,569)

Financing Activities
Partner capital contributions	11,660	468,276
Offering costs	(15,000)	(549,846)
Partner distributions	(297,700)	—
Net cash used in financing activities	(301,040)	(81,570)

Net decrease in cash and cash equivalents	(1,088,726)	(3,992,016)
Cash and cash equivalents at beginning of period	1,678,818	11,294,514
Cash and cash equivalents at end of period	$590,092	$7,302,498

Supplemental disclosure of non-cash investing transactions
Property additions included in accounts payable to affiliates	$16,183	$550,553
Property additions and asset retirement obligation	$77,482	$—
Supplemental disclosure of non-cash financing transactions
Managing partner contributions included in accounts receivable from affiliates	$—	$44,025
Offering costs included in accounts payable to affiliates	$120,000	$—
Offering costs included in long-term accounts payable to affiliates	$85,053	$477,881

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2008. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007 (the “Annual Report”).

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended March 31, 2008 and 2007, the Partnership recognized property impairment expenses of $0 and $651,500, respectively.

 Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three months ended March 31, 2008 and 2007, the Partnership recognized no impairment of unproved properties.

Asset Retirement Obligation

The Partnership accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability of the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations.

The following table summarizes the Partnership’s asset retirement obligation for the three months ended March 31, 2008 and the year ended December 31, 2007.

	Three months ended March 31, 2008	2007
Beginning asset retirement obligation	$107,909	$—
Additions	77,482	103,092
Accretion expense	4,131	4,817
Ending asset retirement obligation	$189,522	$107,909

Reclassifications

Certain information provided for prior years has been reclassified to conform to the 2008 financial statement presentation.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of the managing general partner, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2008 and 2007, the Partnership incurred technical services and administrative costs totaling $43,060 and $246,712 respectively. Of these amounts, $16,183 and $246,056 represent technical services costs capitalized as project costs, and $26,877 and $656 represent administrative costs included as general and administrative expenses.

Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred. In addition, Reef purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). During the three month period ended March 31, 2007, this 1% obligation totaled $44,025. The Partnership settles its balances with Reef and RELP on a quarterly basis.

RELP processes joint interest billings and revenues on behalf of the Partnership. At March 31, 2008, RELP owed the Partnership $107,748 for net revenues processed in excess of joint interest charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. At March 31, 2007, the Partnership owed RELP $304,497 in connection with net joint interest charges, primarily related to drilling activities, in excess of revenues processed by RELP.

Accounts payable to affiliates totaled $248,113 and $1,057,534 at March 31, 2008 and 2007, respectively. At March 31, 2008 and 2007, the Partnership owed RELP $43,060 and $246,056 of technical services and administrative costs. At March 31, 2007, the Partnership owed Reef $29,100 for organization and offering costs.

Accounts payable to affiliates at March 31, 2008 and 2007 also includes $205,053 and $477,881, respectively, for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received reimbursement for actual commissions and organization and offering costs as incurred, up to a maximum of 13.5%. The remaining balance is being paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership began reimbursing Reef $10,000 per month beginning in January 2008. As such, $120,000 of the balance due has been reclassified as a current liability at March 31, 2008.

4. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2008 and 2007 is detailed below:

For the three months ended March 31, 2008

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$24,109	$743.53
General partner units	520.793	25,589	$49.14
Limited partner units	95.283	4,682	$49.14
Total	648.501	$54,380

For the three months ended March 31, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	32.425	$(24,069)	$(742.30)
General partner units	520.793	(449,981)	$(864.03)
Limited partner units	95.283	(82,327)	$(864.03)
Total	648.501	$(556,377)

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Partnership’s financial position, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our financial statements and the related notes thereto, included in the Annual Report.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements made in this Quarterly Report.  Specifically, the following statements are forward-looking:

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the risk factors listed in the section captioned “RISK FACTORS” contained in the Reef Global Ventures II Drilling Program’s (the “Program”) prospectus and prospectus supplement each dated July 14, 2006. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in three developmental prospects located in Terrebonne Parish, Louisiana, Glasscock County, Texas, and Eddy County, New Mexico and participated in the drilling of eighteen developmental wells on those prospects. The Partnership purchased working interests in three exploratory prospects located in Lavaca County, Texas and Iberville and St. Mary Parish, Louisiana and participated in the drilling of three exploratory wells on those prospects. At March 31, 2008, all twenty-one wells had completed drilling operations. The final well completed drilling operations during February 2008. The Partnership has no plans to purchase working interests in additional prospects. A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect. A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir. Additional wells may be drilled on the Partnership’s Sand Dunes prospect in Eddy County, New Mexico. The Partnership has no unbudgeted investor capital, and estimates drilling, completion and facilities expenditures on proved properties will exceed available capital by approximately $35,000. Expenditures in excess of available capital, if any, will be deducted from Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The table below summarizes Partnership drilling expenditures as of March 31, 2008 by classification of well. Drilling, completion, and facilities costs include $180,574 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$439,222	$10,087,651	$10,526,873
Exploratory wells	200,525	2,873,795	3,074,320
Unproved properties	153,330	—	153,330
Total	$793,077	$12,961,446	$13,754,523

The Partnership has participated in the drilling of eighteen developmental and three exploratory wells, seventeen of which were drilled during 2007, and four of which completed drilling during the first quarter of 2008. The Partnership currently has nine successful developmental wells, eight of which began production operations during 2007, and one of which began production operations on May 2, 2008. The Partnership has one unsuccessful developmental well. The Partnership has one successful exploratory well which is currently productive, and two unsuccessful exploratory wells. The Partnership also has participated in the drilling of eight wells on its Sand Dunes prospect.  Of the eight Sand Dunes prospect wells that have been drilled, four wells are undergoing extended testing and evaluation in order to determine their potential commercial productivity. The Partnership estimates that it may take approximately 90 days from the date of this Quarterly Report to finish the evaluation process. Following initial testing which confirmed the presence of oil and natural gas, the remaining four Sand Dunes prospect wells were temporarily shut in due to the high cost associated with salt water disposal and generator rental. Currently, generators have been rented to power the four producing Sand Dunes prospect wells undergoing the evaluation process, and salt water produced is being trucked off-site by an independent vendor. In order to reduce overall costs, installation of electric service to the well-site locations is proceeding, and a more cost effective method of salt water disposal is being explored. To date, RELP, the operator of these wells, has been unsuccessful in locating a long-term economic solution for disposing of produced salt water; however, RELP is currently evaluating its options for salt water disposal, and the Partnership estimates that it will be at least 90 days from the date of this Quarterly Report for the Sand Dunes prospect to have electricity and efficient salt water disposal capability in place. In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the tern “unsuccessful” to refer to wells that do not meet one or more of these criteria.

The unproved properties owned by the Partnership at March 31, 2008 consist of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership does not have available capital to drill these potential locations. The Partnership may sell all or a part of these leasehold interests to third parties or other partnerships managed by Reef. However, the Partnership is permitted to borrow funds or utilize cash flows from existing productive properties in order to conduct future developmental drilling on this prospect. Partner approval would not need to be obtained for borrowing activity, as the estimated additional cost is not in excess of 25% of the Partnership’s original aggregate capital contributions. Until such time as the productive capability of the eight Sand Dunes prospect wells already drilled can be fully analyzed, it is unknown whether the Partnership will drill additional wells on the Sand Dunes prospect or sell all or a portion of the acreage. The estimated cost to the Partnership of participating in future drilling operations at its current working interest ownership is approximately $150,000-$200,000 per location.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $16,090,928. Reef purchased 32.425 general partner units, or 5% of the total units sold, for $689,032. Investor partners purchased 520.793 units of general partner interest and 95.283 units of limited partner interest for $15,401,896. As of March 31, 2008, Reef has also contributed $122,625 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $2,310,285, leaving capital contributions of $13,903,268 available for Partnership activities. The Partnership expects to expend approximately $35,000 in excess of the available capital on the three exploratory and eighteen developmental wells referred to above. These funds are expected to be expended over a period of approximately twenty-two months beginning in October 2006 through August 2008. Expenditures in excess of available capital, if any, will be deducted from Partnership distributions.

During this quarter, drilling operations were completed on the final three of eight Sand Dunes prospect wells drilled during 2007 and 2008, and drilling operations were completed on a developmental well located in Terrebonne Parish, Louisiana. The Louisiana well was completed during March and April 2008 and began production operations on May 2, 2008. The three Sand Dunes prospect wells were shut-in due to the high cost associated with salt water disposal and generator rental. Of the eight Sand Dunes prospect wells drilled, four wells are undergoing extended testing and evaluation in order to determine their potential commercial productivity. The Partnership estimates that it may take approximately 90 days from the date of this Quarterly Report to finish the evaluation process.

The Partnership has working capital of $534,780 at March 31, 2008, which includes $276,270 available for completion operations and salt water disposal facilities, $85,053 of deferred organization and offering costs payable to Reef, and $173,457 of interest income and net revenues available for distribution to investor partners. The Partnership has expended $13,626,997 to date in connection with the purchase of leasehold interests, drilling activity, and pre-production administrative costs. Subsequent to expending the initial available partner capital contributions on drilling and completion of wells and related facilities, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales processed by RELP, which the Partnership will use to pay monthly cash distributions to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and oil and natural gas prices for the periods indicated.

	For the three months Ended March 31,
	2008	2007
Sales volumes:
Oil (Barrels)	3,271	—
Natural gas (Mcf)	8,673	—

Average sales prices received:
Oil (Barrels)	$94.45	—
Natural gas (Mcf)	$10.50	—

Net proved oil and natural gas reserves of the Partnership at March 31, 2008 and December 31, 2007 include proved developed producing reserves and proved developed non-producing reserves. The Partnership had no proved oil and natural gas reserves at March 31, 2007. Net proved oil and natural gas reserves at March 31, 2008 and December 31, 2007 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. Additional development costs required to recover these proved reserves are estimated at approximately $156,000 as of March 31, 2008. All of the Partnership’s reserves are located in the United States.

Net proved reserves	Oil (BBL)	Gas (MCF)
March 31, 2008	78,392	400,972
December 31, 2007	74,932	376,991

Estimated proved developed non-producing reserves included in the above totals and attributable to the eight Sand Dunes prospect wells drilled by the Partnership at March 31, 2008 were 36,708 barrels of oil and 84,260 Mcf of natural gas.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

During the three month period ended March 31, 2007, the Partnership completed drilling operations on its first well. This exploratory well was unsuccessful and resulted in an impairment charge totaling $651,500. The Partnership had no productive properties and no revenues from the sale of oil and natural gas. The Partnership earned $99,438 of interest income from the short-term investment of unspent partner capital contributions, and incurred general and administrative costs totaling $4,315, resulting in a net loss for the quarter totaling $556,377.

During the three months ended March 31, 2008, the Partnership had approximately $380,000 of oil and natural gas revenues from nine productive wells, and approximately $20,000 of oil and natural gas revenues from the four Sand Dunes prospect wells which are undergoing extended testing. The Partnership completed drilling operations on one developmental well in February 2008, and this well has been completed and began producing oil and natural gas on May 2, 2008.

The Partnership incurred an operating loss of $19,656 in connection with the well testing operations on the Sand Dunes prospect, and had income from operations totaling $63,068 on the nine productive wells. The Partnership had expended most of the available partner capital as of March 31, 2008, and interest income earned from the short-term investment of unspent partner capital totaled only $10,968 during the first quarter of 2008, compared to $99,438 during the first quarter of 2007.

General and administrative costs incurred during the three months ended March 31, 2008 and 2007 increased from $4,315 in 2007 to $34,440 in 2008. The majority of the increase was related to general and administrative costs incurred by RELP in connection with the operations of the Partnership, which increased from $656 to $26,877 as a result of the increase in the number of wells administered from one to twenty-one. General and administrative costs are expected to increase during the second quarter from the level incurred during the first quarter, primarily as a result of fees incurred in connection with the audit of the Partnership’s 2007 financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer of the Partnership’s managing general partner, Reef Oil & Gas Partners, L.P., evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation,  the principal executive officer and principal financial officer of our general partner have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate to allow timely decisions regarding financial disclosure.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on December 29, 2006, the Partnership sold 616.076 units to investor partners, consisting of 95.283 units of limited partner interest and 520.793 units of additional general partner interest. Reef purchased 32.425 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $16,090,928. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At March 31, 2008, Reef had contributed $122,625 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $2,310,285, leaving capital contributions of $13,903,268 available for Partnership oil and gas operations. As of March 31, 2008, the Partnership had expended $13,573,949 on property acquisitions and prepayments and $53,048 on general and administrative expenses. The Partnership will expend additional funds on the completion of one well during the second quarter of 2008, and may expend funds on salt water disposal facilities for the wells located on the Sand Dunes prospect. Expenditures in excess of available capital, if any, will be deducted from Partnership distributions.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF GLOBAL ENERGY VIII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: May 20, 2008	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: May 20, 2008	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(Principal Financial and Accounting Officer)