Form 10-Q
period 2008-06-30
Reef Global Energy VIII, L.P.
filed 2008-08-19
CIK 1368954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 333-122935-03

REEF GLOBAL ENERGY VIII, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-5209097
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300
Richardson, Texas 75080	75080-3609
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (972)-437-6792

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2008, the registrant had 32.425 units of general partner interest held by the managing general partner, 520.793 units of additional general partner interest and 95.283 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$390,323	$1,678,818
Accounts receivable from affiliates	238,829	11,660
Prepaid expenses	833	—
Total current assets	629,985	1,690,478

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $9,180,425 and $8,871,232	4,534,765	4,381,920
Unproved properties	153,330	153,330
Net oil and gas properties	4,688,095	4,535,250

Total assets	$5,318,080	$6,225,728

Liabilities and partnership equity

Current liabilities:
Accounts payable to affiliates	$120,000	$796,282
Total current liabilities	120,000	796,282

Long-term liabilities:
Accounts payable to affiliates	40,053	100,053
Asset retirement obligation	194,486	107,909
Total long-term liabilities	234,539	207,962

Partnership equity:
General partners	3,939,628	4,149,260
Limited partners	720,783	759,136
Managing general partner	303,130	313,088
Partnership equity	4,963,541	5,221,484

Total liabilities and partnership equity	$5,318,080	$6,225,728

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Condensed Statements of Operations

	For the three months ended June 30 (unaudited)		For the six months ended June 30 (unaudited)
	2008	2007	2008	2007

Revenues:
Oil and gas income	$527,062	$107,135	$927,090	$107,135
Total revenues	527,062	107,135	927,090	107,135

Costs and expenses:
Lease operating expenses	107,397	17,236	234,080	17,236
Production taxes	29,553	5,353	55,583	5,353
Depreciation, depletion and amortization	143,861	56,440	309,193	56,440
Property impairment	—	850,709	—	1,502,209
Accretion of asset retirement obligation	3,105	400	7,236	400
General and administrative	94,088	48,591	128,528	52,906
Total costs and expenses	378,004	978,729	734,620	1,634,544

Income (loss) from operations	149,058	(871,594)	192,470	(1,527,409)

Other income:
Interest income	1,852	70,755	12,820	170,193
Total other income	1,852	70,755	12,820	170,193

Net income (loss)	$150,910	$(800,839)	$205,290	$(1,357,216)

Net income (loss) per general partner unit	$188.15	$(1,238.89)	$237.29	$(2,102.92)
Net income (loss) per limited partner unit	$188.15	$(1,238.89)	$237.29	$(2,102.92)
Net income (loss) per managing general partner unit	$1,079.23	$(1,159.29)	$1,822.76	$(1,901.59)

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Condensed Statements of Cash Flows

	For the six months ended June 30, (unaudited)
	2008	2007

Operating Activities
Net income (loss)	$205,290	$(1,357,216)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	309,193	56,440
Property impairment	—	1,502,209
Accretion of asset retirement obligation	7,236	400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(237,612)	—
Prepaid expenses	(833)
Accounts payable	—	(20,000)
Accounts payable to affiliates	(15,177)	255,982
Net cash provided by operating activities	268,097	437,815

Investing Activities
Property acquisition and development	(1,043,802)	(6,081,183)
Net cash used in investing activities	(1,043,802)	(6,081,183)

Financing Activities
Partner capital contributions	13,410	512,301
Offering costs	(60,000)	(831,774)
Partner distributions	(466,200)	(179,750)
Net cash used in financing activities	(512,790)	(499,223)

Net decrease in cash and cash equivalents	(1,288,495)	(6,142,591)
Cash and cash equivalents at beginning of period	1,678,818	11,294,514
Cash and cash equivalents at end of period	$390,323	$5,151,923

Supplemental disclosure of non-cash investing transactions
Property additions included in accounts payable to affiliates	$—	$1,650,923
Property additions and asset retirement obligation	$79,341	$63,458
Supplemental disclosure of non-cash financing transactions
Managing partner contributions included in accounts receivable from affiliates	$1,217	$42,025
Offering costs included in accounts payable to affiliates	$120,000	$—
Offering costs included in long-term accounts payable to affiliates	$40,053	$225,053

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2008. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007 (the “Annual Report”).

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2008, the Partnership recognized no property impairment expense.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and six month periods ended June 30, 2008, the Partnership recognized no impairment of unproved properties.

Asset Retirement Obligation

The Partnership accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability of the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations. No gain or loss is recognized upon abandonment and restoration of crude oil and natural gas properties, unless such abandonment and restoration would significantly alter the rate of depletion and amortization.

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2008 and the year ended December 31, 2007.

	Six months ended June 30, 2008	Year ended December 31,2007
Beginning asset retirement obligation	$107,909	$—
Additions	79,341	103,092
Accretion expense	7,236	4,817
Ending asset retirement obligation	$194,486	$107,909

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2008, the Partnership incurred technical services and administrative costs totaling $38,299 and $81,359, respectively. Of these amounts, $9,301 and $25,484 represent technical services costs capitalized as project costs, and $28,998 and $55,875 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling and completion costs when incurred. In addition, Reef purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). During the six months ended June 30, 2008, this 1% obligation totaled $2,967. At June 30, 2008 and December 31, 2007, Reef owed the Partnership $1,217 and $11,660 in connection with this obligation. The Partnership settles its balances with Reef and RELP on a quarterly basis.

RELP processes joint interest billings and revenues on behalf of the Partnership. At June 30, 2008, RELP owed the Partnership $237,612 for net revenues processed in excess of joint interest charges and technical and administrative services charges. At December 31, 2007, the Partnership owed RELP $676,282 in connection with joint interest invoices (primarily for drilling of wells) and technical and administrative service charges in excess of net revenues. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

Accounts payable to affiliates at June 30, 2008 and December 31, 2007 also includes $160,053 and $220,053, respectively, for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received reimbursement for actual commissions and organization and offering costs as incurred, up to a maximum of 13.5%. The remaining balance is being paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership began reimbursing Reef $10,000 per month beginning in January 2008. During the first six months of 2008, the Partnership paid $60,000 of the unpaid management fee balance due to Reef. The Partnership has classified $120,000 of the balance due at June 30, 2008 as a current liability because the Partnership expects to pay this amount to Reef within the next twelve months.

4. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and six month periods ended June 30, 2008 is detailed below:

For the three months ended June 30, 2008

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$34,994	$1,079.23
General partner units	520.793	97,988	$188.15
Limited partner units	95.283	17,928	$188.15
Total	648.501	$150,910

For the six months ended June 30, 2008

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$59,103	$1,822.76
General partner units	520.793	123,577	$237.29
Limited partner units	95.283	22,610	$237.29
Total	648.501	$205,290

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in two developmental prospects located in Terrebonne Parish, Louisiana and Glasscock County, Texas, and participated in the drilling of nine successful developmental wells and one unsuccessful developmental well on those two prospects. All nine successful wells are productive at June 30, 2008. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership purchased working interests in three exploratory prospects located in Lavaca County, Texas and Iberville and St. Mary Parish, Louisiana and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects. At June 30, 2008, all twenty-one wells had completed drilling operations. The final well completed drilling operations during February 2008 and was placed into production during May 2008. The Partnership has no plans to purchase working interests in additional prospects.

A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect. A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir. In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria. The Partnership estimates that total drilling, completion and facilities expenditures for the twenty-one wells listed above, including the estimated cost of salt water disposal facilities for the Sand Dunes wells, will exceed available capital by approximately $56,000. Expenditures in excess of available capital will be deducted from Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The table below summarizes Partnership drilling expenditures as of June 30, 2008 by classification of well. Drilling, completion, and facilities costs include $182,433 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$442,890	$10,192,688	$10,635,578
Exploratory wells	201,172	2,878,440	3,079,612
Unproved properties	153,330	—	153,330
Total	$797,392	$13,071,128	$13,868,520

The Partnership has participated in the drilling of eight wells on its Sand Dunes prospect.  Following initial testing which confirmed the presence of crude oil and natural gas, all eight of the Sand Dunes wells have been temporarily shut in due to the high cost associated with salt water disposal and generator rental. Generators had been rented to provide power to the wells during their initial testing period and associated salt water produced was trucked off-site by an independent contractor. In order to reduce overall costs, installation of electric service to the well-site locations is proceeding, and a more cost effective method of salt water disposal is being explored. To date, RELP, the operator of these wells, has been unsuccessful in locating a long-term economic solution for disposing of produced salt water; however, RELP continues to evaluate its options for salt water disposal. The Partnership anticipates having electric service in place by the end of August 2008, and plans to resume the testing of two or three Sand Dunes wells at that time. However, the Partnership estimates that it will be at least an additional 180 days from the date of this Quarterly Report before efficient salt water disposal capability is in place for the Sand Dunes prospect.

The unproved properties owned by the Partnership at June 30, 2008 consist of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership does not have available capital to drill these potential locations. The Partnership may sell all or a part of these leasehold interests to third parties or other partnerships managed by Reef. However, the Partnership is permitted to borrow funds or utilize cash flows from existing productive properties in order to conduct future drilling on this prospect. Partner approval would not need to be obtained for borrowing activity, as the estimated additional cost is not in excess of 25% of the Partnership’s original aggregate capital contributions. Until such time as the productive capability of the eight Sand Dunes wells already drilled can be fully analyzed, it is unknown whether the Partnership will drill additional wells on the Sand Dunes prospect or sell all or a portion of the acreage. The estimated cost to the Partnership of participating in future drilling operations related to the un-drilled leasehold interests in the Sand Dunes prospect at its current working interest ownership level is approximately $150,000-$200,000 per location.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $16,090,928. Reef purchased 32.425 general partner units, or 5% of the total units sold, for $689,032. Investor partners purchased 520.793 units of general partner interest and 95.283 units of limited partner interest for $15,401,896. As of June 30, 2008, Reef has also contributed or accrued $125,591 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $2,310,284, leaving capital contributions of $13,906,235 available for Partnership activities. The Partnership expects to expend approximately $56,000 in excess of the available capital on the eighteen developmental and three exploratory wells referred to above. With the exception of costs to be spent in connection with salt water disposal facilities for the Sand Dunes wells, these funds are expected to be expended over a period of approximately twenty-two months beginning in October 2006 through August 2008. Expenditures in excess of available capital will be deducted from Partnership distributions.

During this quarter, completion operations were finished on the Rob L RA SUA CL&F #1 (“Gumbo II”) well located in Terrebonne Parish, Louisiana, and the well began production operations in May 2008. The operator of the well slowly increased production volumes to their current levels during the first 30-45 days of production. The well is currently producing approximately 14 million cubic feet of natural gas per day and 1,300 barrels of condensate (oil) per day. The Partnership owns an estimated 0.88% revenue interest in the production from this well. In June 2008, the four Sand Dunes wells undergoing extended testing and evaluation were shut-in due to the high cost associated with salt water disposal and generator rental. Upon installation of electricity to the Sand Dunes well-site locations, which is expected to occur by the end of August 2008, testing will resume on two or three of the Sand Dunes wells in order to determine their potential commercial productivity.

The Partnership has working capital of $509,985 at June 30, 2008, which includes $167,100 available for completion operations and salt water disposal facilities, $40,053 of deferred organization and offering costs payable to Reef, and $302,832 of interest income and net revenues available for distribution to investor partners. The Partnership has expended $13,739,135 to date in connection with the purchase of leasehold interests, drilling activity, and pre-production administrative costs. Excess drilling, completion, and facilities costs will be recovered through a reduction of partner distributions from productive wells.  Subsequent to expending the initial available partner capital contributions on drilling and completion of wells and related facilities, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales processed by RELP, which the Partnership will use to pay monthly cash distributions to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and oil and natural gas prices for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Sales volumes:
Oil (Barrels)	2,802	1,435	6,073	1,435
Natural gas (Mcf)	12,336	1,243	21,010	1,243
Equivalent barrels (6 Mcf equals 1 Bbl)	4,858	1,642	9,575	1,642

Average sales prices received:
Oil (Barrels)	$130.91	$64.74	$111.27	$64.74
Natural gas (Mcf)	$12.99	$11.45	$11.96	$11.45

The Partnership had nine productive wells at the beginning of the second quarter, and one well which began production of oil and natural gas in May 2008. During 2007, the Partnership began the comparable quarter with no productive wells, and had six wells begin production operations during the quarter. While the Partnership only has a 1.29% working interest and an estimated 0.88% revenue interest in the Gumbo II well that began production operations in May, the well accounted for 16% of second quarter oil production and 35.2% of second quarter gas production. The operator of the well slowly increased production rates from the well during the first 30-45 days of production. Because the well did not reach its current production level of approximately 14 million cubic feet of natural gas per day and 1,300 barrels of condensate (oil) per day until late June 2008, the Partnership expects production from the Gumbo II well during the third quarter to exceed second quarter volumes. We anticipate that during the third quarter of 2008, the Partnership will achieve its peak production levels, and expect that quarterly volumes will thereafter begin to decline.

Net proved oil and natural gas reserves of the Partnership at June 30, 2008 and 2007 include proved developed producing reserves and proved developed non-producing reserves. Net proved oil and natural gas reserves at June 30, 2008 and 2007 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. Additional development costs required to recover these proved reserves are estimated at approximately $116,000 as of June 30, 2008. All of the Partnership’s reserves are located in the United States.

Estimated proved developed non-producing reserves at June 30, 2008 included in the above totals which are attributable to the eight Sand Dunes wells are 39,012 barrels of oil and 82,707 Mcf of natural gas.

The Partnership has ten productive wells at June 30, 2008. Proved reserves associated with the Gumbo II well in Terrebonne Parish, Louisiana, which began production in May 2008, are estimated at 11,105 barrels of oil and 237,804 Mcf of natural gas. Using a conversion factor of 6 Mcf to 1 barrel of oil, this well has approximately 32.1% of total Partnership reserves at June 30, 2008. No other well has in excess of 10% of the total estimated proved reserves of the Partnership at June 30, 2008.

The June 30, 2007 oil reserve estimate in the table below of 197,310 barrels of oil was revised downward during both the third and fourth quarters of 2007 because the six wells that began producing during the second quarter of 2007 exhibited peak production levels less than those originally projected and exhibited decline rates higher than originally projected. While gas reserves from these six wells were also reduced during the third and fourth quarter, the gas reserves discovered by the Gumbo II well were the major reason for overall increase in gas reserve levels shown in the table below.

Net proved reserves	Oil (BBL)	Gas (MCF)
June 30, 2008	88,920	414,659
June 30, 2007	197,310	201,745

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

The Partnership had net income totaling $150,910 for the three month period ended June 30, 2008, compared to a net loss of $800,839 for the three month period ended June 30, 2007.

During the three month period ended June 30, 2007, the Partnership incurred property impairment cost totaling $850,709, resulting primarily from an unsuccessful exploratory well that completed drilling during the second quarter of 2007. Before taking this impairment charge, the Partnership had net income totaling $49,870 for the second quarter of 2007. No impairment charges were taken during the second quarter of 2008, primarily due to the addition of the Gumbo II well reserves subsequent to June 30, 2007.

Partnership revenues totaled $527,062 for the three months ended June 30, 2008 compared to $107,135 for the comparable period in 2007. The Partnership had no productive wells at the beginning of the second quarter of 2007, and during the period six wells began production, three in late April of 2007 and three in late May of 2007. The Partnership began the second quarter of 2008 with nine productive wells, and in May 2008 production operations began on the Gumbo II well. This well accounted for $116,309 of total revenues (22.1%) during the second quarter. Increases in the prices received for production were also a critical component of the jump in total revenues. Had the second quarter 2008 sales volumes been sold at 2007 prices, revenues would have been approximately $323,000. Because the Partnership will have three full months of sales volumes from the Gumbo II well during the third quarter of 2008, we expect production and sales volumes to peak next quarter. We expect that average prices received for our sales may decline slightly from second quarter levels, but anticipate an increase in total sales revenues based upon increased sales volumes.

Production expenses overall averaged $28.19 per equivalent barrel of oil produced during the second quarter of 2008. The Sand Dunes wells, prior to being shut-in in mid-June, had a net operating loss totaling $38,612 during the three month period ending June 30, 2008. Excluding revenues and expenses related to the Sand Dunes prospect, production expenses averaged $16.22 per equivalent barrel of oil during the second quarter of 2008, compared to $13.76 during the second quarter of 2007. As the production from the eight Partnership wells in the Cole Ranch field has declined, operating costs on an equivalent unit of production basis rise each quarter.

General and administrative costs incurred during the three months ended June 30, 2008 and 2007 increased from $48,591 in 2007 to $94,088 in 2008. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership in 2007. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it to the Partnership based on the Partnership’s relative portion of total revenues, expenses and capital costs. The impact to the Partnership during the second quarter of 2008 was an increase of $25,744 over the amount charged during the second quarter of 2007. We expect the overhead charge to increase or stay at the same level during the third quarter of 2008 depending upon the total revenues, expenses and capital costs for the third quarter of 2008.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

The Partnership had net income totaling $205,290 for the six month period ended June 30, 2008, compared to a net loss of $1,357,216 for the six month period ended June 30, 2007.

During the six month period ended June 30, 2007, the Partnership incurred property impairment cost totaling $1,502,209, resulting primarily from two unsuccessful exploratory wells that completed drilling during the first half of 2007. Before taking this impairment charge, the Partnership had net income totaling $144,993 for the first half of 2007. No impairment charges were taken during the first half of 2008, primarily due to the addition of the Gumbo II well reserves subsequent to June 30, 2007.

Partnership revenues totaled $927,090 for the six months ended June 30, 2008 compared to $107,135 for the comparable period in 2007. The initial Partnership wells began production during the second quarter of 2007, with three wells beginning production in late April and three in late May. The Partnership had no wells that were productive for the entire six month period ended June 30, 2007, and results are not comparable to 2008. The Partnership had nine wells that were productive for the entire six month period ended June 30, 2008, and in May 2008 production operations began on the Gumbo II well. The Gumbo II well accounted for $116,309 of total revenues (12.5%) for the first half of 2008 despite producing for less than two months, and producing for most of that time period at rates lower than current production levels because the operator of the well slowly increased production levels during the well’s first 30-45 days of production. Increases in the prices received for production were also a critical component of the jump in total revenues. Had the first half of 2008 sales volumes been sold at 2007 prices, revenues would have been approximately $634,000. Because the Partnership will have three full months of sales volumes from the Gumbo II well during the third quarter of 2008, we expect production and sales volumes to peak next quarter. We expect that average prices received for our sales may decline slightly from second quarter levels, but anticipate an increase in total sales revenues based upon increased sales volumes.

Production expenses overall averaged $30.25 per equivalent barrel of oil produced during the first six months of 2008. The Sand Dunes wells, prior to being shut-in in mid-June 2008, had a net operating loss totaling $58,268 during the six month period ending June 30, 2008. Excluding revenues and expenses related to the Sand Dunes prospect, production expenses averaged $20.52 per equivalent barrel of oil during the first half of 2008, compared to $13.76 during the first half of 2007. During 2008, production costs were impacted by the expensed workover costs incurred to change bottom hole pumps on three Partnership wells. Excluding these costs, production expenses averaged $17.23 per equivalent barrel. As the production from the eight Partnership wells in the Cole Ranch field has declined, operating costs on an equivalent unit of production basis rise each quarter.

General and administrative costs incurred during the six months ended June 30, 2008 and 2007 increased from $52,906 in 2007 to $128,528 in 2008. The Partnership charged no general and administrative costs to the Partnership during the first quarter of 2007 because the Partnership was still in its drilling phase of operations and had no productive wells. The $26,877 charged during the first quarter of 2008 was related to the increased well count and activities of the Partnership. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership in 2007. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it to the Partnership based on the Partnership’s relative portion of total revenues, expenses and capital costs. The impact to the Partnership during the second quarter of 2008 was an increase of $25,744 over the amount charged during the second quarter of 2007. We expect the overhead charge to increase or stay at the same level during the third quarter of 2008 depending upon the total revenues, expenses and capital costs for the third quarter of 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding financial disclosure.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on December 29, 2006, the Partnership sold 616.076 units to investor partners, consisting of 95.283 units of limited partner interest and 520.793 units of additional general partner interest. Reef purchased 32.425 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $16,090,928. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At June 30, 2008, Reef had contributed or accrued $125,591 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $2,310,284, leaving capital contributions of $13,906,235 available for Partnership oil and gas operations. As of June 30, 2008, the Partnership had expended $13,686,087 on property acquisitions and prepayments and $53,048 on general and administrative expenses. The Partnership is expected to expend funds on salt water disposal facilities for the wells located on the Sand Dunes prospect. Expenditures in excess of available capital will be deducted from Partnership distributions.

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

REEF GLOBAL ENERGY VIII, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC

Dated:	August 19, 2008	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated:	August 19, 2008	By:	/s/ David M. Tierney
David M. Tierney
Chief Accounting Officer – Public Partnerships
Reef Exploration, L.P.
(principal financial and accounting officer)