Form 10-Q
period 2008-09-30
Reef Global Energy VIII, L.P.
filed 2008-11-18
CIK 1368954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of September 30, 2008, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

Form 10-Q Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$368,614	$1,678,818
Accounts receivable from affiliates	106,063	11,660
Prepaid expenses	2,500	—
Total current assets	477,177	1,690,478

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $9,325,595 and $8,871,232	4,482,928	4,381,920
Unproved properties	153,330	153,330
Net oil and gas properties	4,636,258	4,535,250

Total assets	$5,113,435	$6,225,728

Liabilities and partnership equity

Current liabilities:
Accounts payable to affiliates	$120,000	$796,282
Total current liabilities	120,000	796,282

Long-term liabilities:
Accounts payable to affiliates	10,053	100,053
Asset retirement obligation	197,650	107,909
Total long-term liabilities	207,703	207,962

Partnership equity:
General partners	—	4,149,260
Limited partners	4,494,617	759,136
Managing general partner	291,115	313,088
Partnership equity	4,785,732	5,221,484

Total liabilities and partnership equity	$5,113,435	$6,225,728

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Condensed Statements of Operations

	For the three months ended September 30 (unaudited)		For the nine months ended September 30 (unaudited)
	2008	2007	2008	2007

Revenues:
Oil and gas income	$445,330	$599,788	$1,372,420	$706,923
Total revenues	445,330	599,788	1,372,420	706,923

Costs and expenses:
Lease operating expenses	87,465	48,167	321,545	65,403
Production taxes	26,392	31,121	81,975	36,474
Depreciation, depletion and amortization	145,170	333,923	454,363	390,363
Property impairment	—	534,900	—	2,037,109
Accretion of asset retirement obligation	3,164	2,688	10,400	3,088
General and administrative	40,033	24,900	168,561	77,806
Total costs and expenses	302,224	975,699	1,036,844	2,610,243

Income (loss) from operations	143,106	(375,911)	335,576	(1,903,320)

Other income:
Interest income	1,102	36,866	13,922	207,059
Total other income	1,102	36,866	13,922	207,059

Net income (loss)	$144,208	$(339,045)	$349,498	$(1,696,261)

Net income (loss) per general partner unit	$—	$(599.34)	$237.29	$(2,702.26)
Net income (loss) per limited partner unit	$176.16	$(599.34)	$413.45	$(2,702.26)
Net income (loss) per managing general partner unit	$1,100.35	$931.21	$2,923.11	$(970.38)

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Condensed Statements of Cash Flows

	For the nine months ended September 30, (unaudited)
	2008	2007
Operating Activities
Net income (loss)	$349,498	$(1,696,261)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	454,363	390,363
Property impairment	—	2,037,109
Accretion of asset retirement obligation	10,400	3,088
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(103,630)	—
Prepaid expenses	(2,500)	—
Accounts payable	—	(20,000)
Accounts payable to affiliates	(15,177)	16,976
Net cash provided by operating activities	692,954	731,275

Investing Activities
Property acquisition and development	(1,137,135)	(8,449,908)
Net cash used in investing activities	(1,137,135)	(8,449,908)

Financing Activities
Partner capital contributions	14,627	554,327
Offering costs	(90,000)	(831,774)
Partner distributions	(790,650)	(541,750)
Net cash used in financing activities	(866,023)	(819,197)

Net decrease in cash and cash equivalents	(1,310,204)	(8,537,830)
Cash and cash equivalents at beginning of period	1,678,818	11,294,514
Cash and cash equivalents at end of period	$368,614	$2,756,684

Supplemental disclosure of non-cash investing transactions
Property additions included in accounts payable to affiliates	$—	$239,402
Property additions and asset retirement obligation	$79,341	$82,794
Supplemental disclosure of non-cash financing transactions
Managing partner contributions included in accounts receivable from affiliates	$2,433	$12,188
Offering costs included in accounts payable to affiliates	$120,000	$—
Offering costs included in long-term accounts payable to affiliates	$10,053	$225,053

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2008. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007 (the “Annual Report”).

Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investors other than the managing general partner were converted into limited partner units. This conversion of general partner units into limited partner units occurred during the third quarter of 2008. The additional general partner equity at June 30, 2008 was transferred to limited partner equity, and all income and expense items during the third quarter have been allocated between the managing general partner and the limited partners.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil (“EBO”) at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2008, the Partnership recognized no property impairment expense.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and nine month periods ended September 30, 2008, the Partnership recognized no impairment of unproved properties.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	Nine months ended September 30, 2008	Year ended December 31, 2007
Beginning asset retirement obligation	$107,909	$—
Additions	79,341	103,092
Accretion expense	10,400	4,817
Ending asset retirement obligation	$197,650	$107,909

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the nine month periods ended September 30, 2008 and 2007, the Partnership incurred technical services and administrative costs totaling $125,896 and $649,661 respectively. Of these amounts, $33,902 and $629,441 represent technical services costs capitalized as project costs, and $91,994 and $20,220 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling and completion costs when incurred. In addition, Reef purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). During the nine months ended September 30, 2008, this 1% obligation totaled $5,400. At September 30, 2008 and December 31, 2007, Reef owed the Partnership $2,433 and $11,660 in connection with this obligation. The Partnership settles its balances with Reef and RELP on a quarterly basis.

RELP processes joint interest billings and revenues on behalf of the Partnership. At September 30, 2008, RELP owed the Partnership $103,630 for net revenues processed in excess of joint interest and technical and administrative services charges. At December 31, 2007, the Partnership owed RELP $676,282 for joint interest charges (primarily for drilling of wells) and technical and administrative services charges in excess of net revenues. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30 to 60 days after the end of the month to which the revenues pertain.

Accounts payable to affiliates at September 30, 2008 and December 31, 2007 also includes $130,053 and $220,053, respectively, for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received reimbursement for actual commissions and organization and offering costs as incurred, up to a maximum of 13.5%. The remaining balance is being paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership began reimbursing Reef $10,000 per month beginning in January 2008. During the first nine months of 2008, the Partnership paid $90,000 of the unpaid management fee balance due to Reef. The Partnership has classified $120,000 of the balance due at September 30, 2008 as a current liability because the Partnership expects to pay this amount to Reef within the next twelve months.

4. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and nine month periods ended September 30, 2008 is detailed below:

For the three months ended September 30, 2008

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$35,679	$1,100.35
Limited partner units **	616.076	108,529	$176.16
Total	648.501	$144,208

For the nine months ended September 30, 2008

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$94,782	$2,923.11
General partner units *	—	123,577	$237.29
Limited partner units **	616.076	131,139	$413.45
Total	648.501	$349,498

*                 Represents income earned by the 520.793 general partner units through June 30, 2008.

**          There were 95.283 limited partner units and $22,610 of income allocated to limited partners through June 30, 2008. During the third quarter, after conversion of the 520.793 general partner units to limited partner units, there were 616.076 limited partner units and $108,529 of income.

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in two developmental prospects located in Terrebonne Parish, Louisiana and Glasscock County, Texas, and participated in the drilling of nine successful developmental wells and one unsuccessful developmental well on those two prospects. All nine successful wells are productive at September 30, 2008. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership purchased working interests in three exploratory prospects located in Lavaca County, Texas and Iberville and St. Mary Parish, Louisiana and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects. The successful exploratory well is still productive at September 30, 2008. The Partnership has completed its drilling program of twenty-one wells using the original capital raised by the Partnership. The final well completed drilling in February 2008 and was placed into production during May 2008. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects.

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

The Partnership estimates that total drilling, completion and facilities expenditures for the twenty-one wells listed above, including the estimated future expenditures for salt water disposal facilities for the Sand Dunes wells (discussed below), will exceed available capital by approximately $50,000. Expenditures in excess of available capital will be deducted from Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The table below summarizes Partnership drilling expenditures as of September 30, 2008 by classification of well. Drilling, completion, and facilities costs include $182,433 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$451,636	$10,277,275	$10,728,911
Exploratory wells	201,172	2,878,440	3,079,612
Unproved properties	153,330	—	153,330
Total	$806,138	$13,155,715	$13,961,853

The Partnership has participated in the drilling of eight wells on its Sand Dunes prospect.  Following initial testing which confirmed the presence of crude oil and natural gas, all eight of the Sand Dunes wells were temporarily shut in during June 2008 due to the high cost associated with salt water disposal and generator rental. Generators had been rented to provide power to the wells during their initial testing period and associated salt water produced was trucked off-site by an independent contractor. The Sand Dunes wells remained shut-in throughout July 2008 and August 2008. Electric service was connected to the eight Sand Dunes wells during September 2008, and three of those wells resumed testing in late September 2008 to determine their potential commercial productivity. This testing is scheduled to continue for 60 to 90 days, during which time Reef will also attempt to determine the preferred location and size of bottom hole pumps to achieve optimal well performance. Reef continues to explore the most cost effective method of salt water disposal based upon its estimate of the salt water volumes it anticipates will be produced by these wells, using the current well testing as a basis to predict disposal volumes. If Reef determines the Sand Dunes wells are commercially productive, the options for disposal of salt water include the drilling of a salt water disposal well, conversion of one of the existing eight wells to a salt water disposal well, or trucking salt water offsite to an existing third party salt water disposal well. Should Reef decide to drill a salt water disposal well or convert an existing well into a salt water disposal well, the Partnership estimates it will be at least an additional 180 days from the date of this Quarterly Report before efficient salt water disposal capability is in place for the Sand Dunes prospect.

The unproved properties owned by the Partnership at September 30, 2008 consist of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership does not have available capital to drill these potential locations. The Partnership may sell all or a part of these leasehold interests to third parties or other partnerships managed by Reef. However, the Partnership is permitted to borrow funds or utilize cash flows from existing productive properties in order to conduct future drilling on this prospect. Partner approval would not need to be obtained for borrowing activity, as the estimated additional cost is not in excess of 25% of the Partnership’s original aggregate capital contributions. Until such time as the productive capability of the eight Sand Dunes wells already drilled can be fully analyzed, it is unknown whether the Partnership will drill additional wells on the Sand Dunes prospect or sell all or a portion of the acreage. The estimated cost to the Partnership of participating in future drilling operations related to the un-drilled leasehold interests in the Sand Dunes prospect at its current working interest ownership level is approximately $150,000-$200,000 per location.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $16,090,928. Reef purchased 32.425 general partner units, or 5% of the total units sold, for $689,032. Investor partners purchased 520.793 units of general partner interest and 95.283 units of limited partner interest for $15,401,896. As of September 30, 2008, Reef has also contributed or accrued $128,024 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $2,310,284, leaving capital contributions of $13,908,668 available for Partnership activities. The Partnership expects to expend approximately $50,000 in excess of the available capital on the eighteen developmental and three exploratory wells referred to above. With the exception of costs to be spent in connection with salt water disposal facilities for the Sand Dunes wells, these funds were expended over a period of twenty-three months from October 2006 to September 2008. Expenditures in excess of available capital will be deducted from future Partnership distributions.

During this third quarter of 2008, the Rob L RA SUA CL&F #1 (“Gumbo II”) well located in Terrebonne Parish, Louisiana, was shut-in for 30 days due to Hurricanes Gustav and Ike. Damage to the gas plant accepting deliveries of the gas from the Gumbo II well caused the operator of the well to expend funds (approximately $2,600 attributable to this Partnership) in order to re-route the gas to a different gas plant in order to avoid a longer shut-in period. The Gumbo II well is the most productive well in the Partnership, and during the third quarter of 2008 contributed $153,310 of the $445,330 in Partnership gross revenues (34.4%) despite producing for only two months during the quarter. Additionally, in September 2008, testing for potential commercial productivity resumed on three of the eight Sand Dunes wells, following installation of electricity to the wells. This testing is scheduled to continue for 60 to 90 days, during which time Reef will also attempt to determine the preferred location and size of bottom hole pumps to achieve optimal well performance.

The Partnership has working capital of $357,177 at September 30, 2008, which includes $116,000 available for salt water disposal facilities, $10,053 of deferred organization and offering costs payable to Reef, and $231,124 of interest income and net revenues available for distribution to investor partners. The Partnership has expended $13,832,468 to date in connection with the purchase of leasehold interests, drilling activity, and pre-production administrative costs. Excess drilling, completion, and facilities costs will be recovered through a reduction of partner distributions from productive wells.  Subsequent to expending the initial available partner capital contributions on drilling and completion of wells and related facilities, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales processed by RELP, which the Partnership uses to pay monthly cash distributions to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Sales volumes:
Oil (Barrels)	2,747	6,527	8,820	7,962
Natural gas (Mcf)	9,503	11,984	30,513	13,227
Equivalent barrels (EBO)	4,331	8,524	13,906	10,166

Average sales prices received:
Oil (Barrels)	$117.30	$73.56	$113.15	$71.97
Natural gas (Mcf)	$12.96	$9.98	$12.27	$10.12

The Partnership had ten productive wells during the third quarter of 2008, compared with eight productive wells during the third quarter of 2007. The eight Cole Ranch field wells, which began producing in April 2007, averaged approximately 190 barrels of crude oil production and 347 MCF of natural gas production per day during the third quarter of 2007. The Partnership owns a 50% working interest and a 37.5% revenue interest in these wells. During the third quarter of 2008, these same eight wells averaged approximately 61 barrels of crude oil production and 160 MCF of natural gas production per day, and thus attributed to the decline in volumes between the comparable quarters. The Partnership has two newer wells that began production during December 2007 and May 2008 that contributed approximately 835 barrels of crude oil sales and 4,413 MCF of natural gas sales to the third quarter of 2008.

The Gumbo II well that began production operations in May 2008 accounted for 30.5% of third quarter crude oil and 42.8% of third quarter natural gas sales volumes. During this quarter, the Gumbo II well, located in Terrebonne Parish, Louisiana, was shut-in for 30 days due to Hurricanes Gustav and Ike. Damage to the gas plant accepting deliveries of the gas from the Gumbo II well caused the operator of the well to expend funds (approximately $2,600 attributable to this Partnership) in order to re-route the gas to a different gas plant in order to avoid a longer shut-in period. The Partnership expects sales volumes to improve during the fourth quarter of 2008 as the Gumbo II well is expected to be productive for the entire fourth quarter of 2008. However, recent declines in crude oil and natural gas prices have been significant, and oil and gas sales revenues and overall profitability for the fourth quarter of 2008 are expected to decline sharply.

Net proved oil and natural gas reserves of the Partnership at September 30, 2008 and 2007 include proved developed producing reserves and proved developed non-producing reserves. Net proved oil and natural gas reserves at September 30, 2008 and 2007 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. Additional development costs required to recover these proved reserves are estimated at approximately $116,000 as of September 30, 2008. All of the Partnership’s reserves are located in the United States.

Estimated proved developed non-producing reserves at September 30, 2008 included in the above totals which are attributable to the eight Sand Dunes wells are 36,307 barrels of oil and 77,676 Mcf of natural gas.

The Partnership has ten productive wells at September 30, 2008. Proved reserves associated with the Gumbo II well in Terrebonne Parish, Louisiana, which began production in May 2008, are estimated at 10,659 barrels of oil and 213,179 Mcf of natural gas. Using a conversion factor of 6 Mcf to 1 barrel of oil, this well has approximately 36.2% of total Partnership reserves at September 30, 2008. No other well has in excess of 10% of the total estimated proved reserves of the Partnership at September 30, 2008.

The September 30, 2007 oil reserve estimate in the table below of 240,495 barrels of oil was revised downward during the fourth quarter of 2007 because the eight Cole Ranch wells that began producing during the second quarter of 2007 exhibited peak production levels less than those originally projected and exhibited decline rates higher than originally projected. While gas reserves from these eight wells were also reduced during the fourth quarter of 2007, the gas reserves discovered by the Gumbo II well were the primary reason for the overall increase in gas reserve levels shown in the table below.

Net proved reserves	Oil (BBL)	Gas (MCF)
September 30, 2008	69,739	347,324
September 30, 2007	240,495	312,268

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

The Partnership had net income totaling $144,208 for the three month period ended September 30, 2008, compared to a net loss of $339,045 for the three month period ended September 30, 2007.

During the three month period ended September 30, 2007, the Partnership incurred property impairment cost totaling $534,900. The Partnership drilled eight wells in the Cole Ranch field that began production between April and June 2007. Initial production volume from these wells was less than anticipated, and the rate of production decline was higher than anticipated. The Partnership revised its reserve estimates downward for these wells during the third quarter of 2007, resulting in this $534,900 impairment cost. Before taking this impairment cost, the Partnership had net income totaling $195,855 for the third quarter of 2007, compared to the $144,208 for the third quarter of 2008. No impairment cost has been taken during any of the first three quarters of 2008, primarily due to the addition of the Gumbo II well reserves and the increase in crude oil and natural gas prices during the first three quarters of 2008. However, the recent decline in crude oil and natural gas prices could lead to an impairment cost during the fourth quarter of 2008.

As a result of the decline in production rates from the eight Cole Ranch wells described above, and because the Gumbo II well was shut-in for 30 days during the third quarter of 2008 due to Hurricanes Gustav and Ike, sales volumes for the third quarter of 2008 declined 49.2% from the sales volumes achieved during the third quarter of 2007. Had the Gumbo II well produced during September 2008, the increase in sales volumes would have been approximately 800 EBO. While sales volumes for the third quarter of 2008 were 49.2% less than comparable 2007 sales volumes, sales revenues declined by only 25.8% because of the significant increase in crude oil and natural gas prices between the third quarters of 2008 and 2007, as shown in the above table. The difference in sales revenues between comparable quarters, which totaled $154,458, was a primary reason that the third quarter income before impairment cost was $195,855 for the quarter ended September 30, 2007, compared to only $144,208 for the quarter ended September 30, 2008. While fourth quarter 2008 sales volumes are expected to increase from third quarter 2008 levels, the recent decline in crude oil and natural gas prices have been significant, and oil and gas sales revenues and overall profitability for the fourth quarter of 2008 are expected to decline sharply.

Depletion expense recorded by the Partnership totaled $333,923 during the third quarter of 2007, compared to only $145,170 for the third quarter of 2008. During the third quarter of 2007, the Partnership had significantly higher capital costs in its full cost pool than during the third quarter of 2008. The full cost pool, which serves as the basis for the depletion calculation of the Partnership, was reduced significantly by the fourth quarter 2007 impairment cost of $5,993,951.

Production expenses averaged $26.29 per EBO produced during the third quarter of 2008. Excluding revenues and expenses related to the Sand Dunes wells, production expenses averaged $22.61 per EBO produced during the third quarter of 2008, as compared to only $9.30 during the third quarter of 2007. As production and sales from the eight Partnership wells in the Cole Ranch field have declined, operating costs on an EBO basis have risen. The $22.61 per EBO cost incurred during the third quarter of 2008 is an increase from $16.22 incurred during the second quarter of 2008.

General and administrative costs incurred during the three months ended September 30, 2008 and 2007 increased from $24,900 in 2007 to $40,033 in 2008. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership in 2007. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based on the summation of revenues, expenses and capital costs consistent with the prior year’s method of supplying percentages. The impact to the Partnership during the third quarter of 2008 was an increase of $16,398 over the amount charged during the third quarter of 2007.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

The Partnership had net income totaling $349,498 for the nine month period ended September 30, 2008, compared to a net loss of $1,696,261 for the nine month period ended September 30, 2007.

During the nine month period ended September 30, 2007, the Partnership incurred property impairment cost totaling $2,037,109. Of this amount, $1,502,209 was incurred during the first two quarters of 2007 and was primarily associated with the drilling of two unsuccessful exploratory wells. During the third quarter of 2007, the Partnership recorded additional impairment cost of $534,900 as a result of reducing the estimated reserves to be recovered from the eight Cole Ranch wells which began production operations during the second quarter of 2007. No property impairment cost has been incurred during the first three quarters of 2008, primarily due to the addition of the Gumbo II well reserves and the increase in crude oil and natural gas prices during the first three quarters of 2008.  However, the recent decline in oil and gas prices could lead to an impairment cost during the fourth quarter of 2008. Before impairment cost, the Partnership had net income totaling $340,848 for the nine month period ended September 30, 2007, compared to $349,498 for the nine month period ended September 30, 2008.

While sales volumes for the first three quarters of 2008 (13,906 EBO) exceed sales volumes for the comparable period in 2007 (10,166 EBO), the Partnership did not have any sales from crude oil and natural gas until April 2007. The table below shows crude oil and natural gas sales volumes on a quarterly basis since the inception of production.

	2nd Qtr 2007	3rd Qtr 2007	4th Qtr 2007	1st Qtr 2008	2nd Qtr 2008	3rd Qtr 2008
Sales volumes:
Crude oil (Bbl)	1,435	6,527	4,367	3,271	2,802	2,747
Natural gas (Mcf)	1,243	11,984	9,748	8,673	12,336	9,503
Equivalent barrels (EBO)	1,642	8,524	5,992	4,717	4,858	4,331

EBO from 8 Cole Ranch wells only	1,642	8,524	5,917	4,346	3,243	2,741

The first full quarter of production and sales was the third quarter of 2007, and included the eight Cole Ranch wells. The ninth Partnership well began production and sales in December 2007, and the Gumbo II well began production and sales in May 2008. As a result of the Gumbo II well being shut-in for 30 days during the third quarter of 2008 due to Hurricanes Gustav and Ike, the Partnership lost approximately 800 EBO of production and sales. The table above shows the effect of the decline rates from the eight Cole Ranch wells. Current EBO production from non-Cole Ranch production and sales is approximately 840 EBO per month.  Based upon this table above, fourth quarter sales volumes should exceed third quarter sales volumes if the Gumbo II well produces for the entire fourth quarter. However, recent declines in crude oil and natural gas prices have been significant, and oil and gas sales revenues and overall profitability for the fourth quarter of 2008 are expected to decline sharply.

While sales volumes during the first nine months of 2007 were less than the volumes for the first nine months of 2008, and sales revenues for the first nine months of 2007 were $706,923 as compared to $1,372,420 (a difference of $665,497), income was comparable on a pre-impairment basis ($340,848 in 2007 compared to $349,498 in 2008).

Contributing to this, interest income for the nine month period ended 2007 was $207,059 compared to $13,922 for the comparable period in 2008. During 2007, the Partnership earned interest income on un-expended Partnership capital contributions. As most Partnership capital was expended on drilling by the end of 2007, there is very little 2008 interest income.

Additionally, as production and sales from the eight Cole Ranch wells have decreased, operating costs on an EBO basis have risen, since operating costs tend to increase as a property ages and production tends to decline. Production expenses averaged $29.02 per EBO produced during the first nine months of 2008, as compared to only $10.02 during the first nine months of 2007. Excluding revenues and expenses related to the Sand Dunes wells, production expenses averaged $21.71 per EBO produced during the nine months ended September 30, 2008, compared to $10.02 during the nine months ended September 30, 2007. This represents an increase of $301,643 in production expenses (consisting of lease operating expenses plus production taxes).

General and administrative costs incurred during the nine months ended September 30, 2008 and 2007 increased from $77,806 in 2007 to $168,561 in 2008. The Partnership charged no general and administrative overhead to the Partnership during the first quarter of 2007 because the Partnership had no productive wells. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership in 2007. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based on the summation of revenues, expenses and capital costs consistent with the prior year’s method of supplying percentages. For the first nine months of 2008, administrative overhead charged to the Partnership increased by $69,018 over the amount charged for the comparable period in 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on December 29, 2006, the Partnership sold 616.076 units to investor partners, consisting of 95.283 units of limited partner interest and 520.793 units of additional general partner interest. Reef purchased 32.425 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $16,090,928. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At September 30, 2008, Reef had contributed or accrued $128,024 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $2,310,284, leaving capital contributions of $13,908,668 available for Partnership oil and gas operations. As of September 30, 2008, the Partnership had expended $13,779,420 on property acquisitions and prepayments and $53,048 on general and administrative expenses. The Partnership is expected to expend funds on salt water disposal facilities for the wells located on the Sand Dunes prospect. Expenditures in excess of available capital will be deducted from Partnership distributions.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits

3.1(i)(a)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VIII, L.P. dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to the Current Report on Form 8-K, SEC File No. 333-122935-03, as filed with the SEC on September 3, 2008).

3.1(i)(b)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VIII, L.P. dated August 28, 2008 (incorporated by reference to Exhibit 3.1(i)(b) to the Current Report on Form 8-K, SEC File No. 333-122935-03, as filed with the SEC on September 3, 2008).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF GLOBAL ENERGY VIII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: November 18, 2008	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: November 18, 2008	By:	/s/ David M. Tierney
David M. Tierney
Chief Accounting Officer – Public Partnerships
Reef Exploration, L.P.
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibits

3.1(i)(a)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VIII, L.P. dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to the Current Report on Form 8-K, SEC File No. 333-122935-03, as filed with the SEC on September 3, 2008).

3.1(i)(b)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VIII, L.P. dated August 28, 2008 (incorporated by reference to Exhibit 3.1(i)(b) to the Current Report on Form 8-K, SEC File No. 333-122935-03, as filed with the SEC on September 3, 2008).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith