Form 10-Q
period 2009-06-30
Reef Global Energy VIII, L.P.
filed 2009-08-13
CIK 1368954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 333-122935-03
___________________

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

As of June 30, 2009, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.
Form 10-Q Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Reef Global Energy VIII, L.P.
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$73,458	$557,935
Accounts receivable	2,680	2,680
Prepaid expenses	4,168	2,500
Total current assets	80,306	563,115

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $13,303,148 and $12,878,870	773,718	1,012,742
Net oil and gas properties	773,718	1,012,742

Total assets	$854,024	$1,575,857

Liabilities and partnership equity

Current liabilities:
Accounts payable	$19,220	$--
Accounts payable to affiliates	127,626	457,622
Total current liabilities	146,846	457,622

Long-term liabilities:
Asset retirement obligation	245,277	237,049
Total long-term liabilities	245,277	237,049

Partnership equity:
Limited partners	446,929	841,995
Managing general partner	14,972	39,191
Partnership equity	461,901	881,186

Total liabilities and partnership equity	$854,024	$1,575,857

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008

Revenues	$223,688	$527,062	$393,755	$927,090

Costs and expenses:
Lease operating expenses	66,871	107,397	145,132	234,080
Production taxes	16,807	29,553	28,911	55,583
Depreciation, depletion and amortization	77,890	143,861	185,441	309,193
Property impairment	--	--	238,837	--
Accretion of asset retirement obligation	4,256	3,105	8,228	7,236
General and administrative	95,760	94,088	142,005	128,528
Total costs and expenses	261,584	378,004	748,554	734,620

Income (loss) from operations	(37,896)	149,058	(354,799)	192,470

Other income:
Interest income	674	1,852	1,877	12,820
Total other income	674	1,852	1,877	12,820

Net income (loss)	$(37,222)	$150,910	$(352,922)	$205,290

Net income (loss) per general partner unit	$--	$188.15	$--	$237.29
Net income (loss) per limited partner unit	$(60.85)	$188.15	$(546.82)	$237.29
Net income (loss) per managing general partner unit	$8.21	$1,079.23	$(513.75)	$1,822.76

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.
Condensed Statement of Cash Flows
(Unaudited)

	For the six months ended June 30
	2009	2008

Operating Activities
Net income (loss)	$(352,922)	$205,290
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	185,441	309,193
Property impairment	238,837	--
Accretion of asset retirement obligation	8,228	7,236
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	--	(237,612)
Prepaid expenses	(1,668)	(833)
Accounts payable	19,220	--
Accounts payable to affiliates	(269,996)	(15,177)
Net cash provided by (used in) operating activities	(172,860)	268,097

Investing Activities
Property acquisition and development	(185,254)	(1,043,802)
Net cash used in investing activities	(185,254)	(1,043,802)

Financing Activities
Partner capital contributions	3,185	13,410
Offering costs	(60,000)	(60,000)
Partner distributions	(69,548)	(466,200)
Net cash used in financing activities	(126,363)	(512,790)

Net decrease in cash and cash equivalents	(484,477)	(1,288,495)
Cash and cash equivalents at beginning of period	557,935	1,678,818
Cash and cash equivalents at end of period	$73,458	$390,323

Supplemental disclosure of non-cash investing transactions
Property additions and asset retirement obligation	$--	$79,341
Supplemental disclosure of non-cash financing transactions
Managing partner contributions included in accounts receivable from affiliates	$--	$1,217
Offering costs included in accounts payable to affiliates	$40,053	$120,000
Offering costs included in long-term accounts payable to affiliates	$--	$40,053

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.
Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2009. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008 (the “Annual Report”). The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil (“EBO”) at a rate of 6 MCF to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2009, the Partnership recognized a property impairment expense of $0 and $238,837, respectively.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and six month periods ended June 30, 2009, the Partnership recognized no impairment of unproved properties.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2009 and the year ended December 31, 2008.

	Six months ended	Year ended
	June 30, 2009	December 31, 2008
Beginning asset retirement obligation	$237,049	$107,909
Additions related to new properties	--	79,341
Accretion expense	8,228	49,799
Ending asset retirement obligation	$245,277	$237,049

Fair Value of Financial Instruments

The estimated fair values for financial instruments under FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

New Accounting Pronouncements

Subsequent Events

In May 2009, the Financial Accounting Standards Board (the “FASB”)  issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This statement incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  This statement is effective for interim and annual periods ending after June 15, 2009.  The Partnership evaluated subsequent events up to immediately prior to the issuance of these financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP No. FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance for equity securities, but do establish a new method of recognizing and reporting for debt securities.  Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually.  FSP No. FAS 115-2 and FAS 124-2 became effective for interim and annual reporting periods ending after June 15, 2009.  Comparative disclosures are required for periods ending after the initial adoption.  FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

Interim Reporting of Fair Value of Financial Instruments

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods.  The FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  FSP FAS 107-1 is effective for reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have any impact on the Partnership’s results of operations, cash flows, or financial position.

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2009, the Partnership incurred technical services and administrative costs totaling $51,882 and $84,574, respectively. Of these amounts, $0 and $1,509 represent technical services costs capitalized as project costs, and $51,882, and $83,065 represent administrative costs included as general and administrative expenses. During the three and six month periods ended June 30, 2008, the Partnership incurred technical services and administrative costs totaling $38,299 and $81,359, respectively. Of these amounts, $9,301 and $25,484 represent technical services costs capitalized as project costs, and $28,998 and $55,875 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling, and completion costs when incurred. During the three and six month periods ended June 30, 2009, this 1% obligation totaled $0 and $0, respectively. Reef also purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2009 and December 31, 2008, the Partnership owed RELP $87,573 and $357,569, respectively, for joint interest and technical and administrative charges processed in excess of net revenues. The Partnership settles its balances with Reef and RELP on a quarterly basis.

Accounts payable to affiliates as of June 30, 2009 and December 31, 2008 also includes $40,053 and $100,053, respectively, for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% of the total offering proceeds to recover actual commissions and organization and offering costs. The portion of the management fee in excess of actual commissions and organization and offering costs is paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. During 2008, the Partnership reimbursed $120,000 of this amount to Reef.  The Partnership is reimbursing this amount to Reef at a rate of $10,000 per month. As such, the remaining balance owed at June 30, 2009 has been classified as a current liability.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and six month periods ended June 30, 2009 is detailed below:

   For the three months ended June 30, 2009

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	32.425	$266	$8.21
Limited partner units	616.076	(37,488)	$(60.85)
Total	648.501	$(37,222)

For the six months ended June 30, 2009

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	32.425	$(16,658)	$(513.75)
Limited partner units	616.076	(336.264)	$(546.82)
Total	648.501	$(352,922)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in two developmental prospects located in Terrebonne Parish, Louisiana and Glasscock County, Texas, and participated in the drilling of nine successful developmental wells and one unsuccessful developmental well on those two prospects. All nine successful wells are productive at June 30, 2009. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight unsuccessful developmental wells on this prospect (see below). The Partnership purchased working interests in three exploratory prospects located in Lavaca County, Texas and Iberville and St. Mary Parish, Louisiana and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects. The successful exploratory well is still productive at June 30, 2009. The Partnership has completed its drilling program of twenty-one wells using the original capital raised by the Partnership. The final well completed drilling in February 2008 and was placed into production during May 2008. Subsequent to initial drilling operations, the Partnership is permitted to participate in additional drilling on existing Partnership prospects. Currently the Partnership has no plans to participate in additional drilling.

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

The table below summarizes Partnership expenditures as of June 30, 2009 by classification of well. Drilling, completion, and facilities costs include $182,433 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$317,598	$10,456,326	$10,773,924
Exploratory wells	373,800	2,775,812	3,149,612
Unproved properties	153,330	--	153,330
Total	$844,728	$13,232,138	$14,076,866

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP has also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008 two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and RELP does not believe any of the options regarding salt water disposal are economically viable at current commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells were classified as unsuccessful, and there are no crude oil and natural gas reserves for these wells included in the June 30, 2009 reserve information presented in this Quarterly Report. However, RELP has made no plans to plug and abandon the wells at this time, and will continue to monitor and evaluate the economics of the field based upon commodity prices.

The Partnership also owns interests in unproved property consisting of un-drilled leasehold interest (11 potential drilling locations) in the Sand Dunes prospect. The Partnership fully impaired this unproved property during the fourth quarter of 2008 based upon the eight already drilled Sand Dunes wells being classified as unsuccessful at December 31, 2008. The Partnership currently has no plans to participate in any drilling operations on this acreage.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $16,090,928. Reef purchased 32.425 general partner units, or 5% of the total units sold, for $689,032. Investor partners purchased 520.793 units of general partner interest and 95.283 units of limited partner interest for $15,401,896. As of June 30, 2009, Reef has also contributed $131,210 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $2,310,284, leaving capital contributions of $13,911,853 available for Partnership activities. As of June 30, 2009, the Partnership has expended $13,894,433 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-one wells and $53,048 on pre-production general and administrative expenses. The total of these expenses is $35,628 in excess of the capital available for Partnership activities. Expenditures in excess of available capital will be deducted from future Partnership distributions. As of June 30, 2009, the Partnership had not recovered any excess capital expenditures. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of ($66,540) at June 30, 2009, primarily as a result of expending funds in excess of original capital contributions in connection with the 21 wells drilled during the drilling phase of operations.  Expenditures in excess of available capital are being deducted from Partnership distributions.

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

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
Sales volumes:
Oil (Barrels)	3,428	2,802	6,774	6,073
Natural gas (Mcf)	12,660	12,336	22,856	21,010

Average sales prices received:
Oil (Barrels)	$50.80	$130.91	$43.72	$111.27
Natural gas (Mcf)	$3.91	$12.99	$4.51	$11.96

The Partnership owns interests in 18 wells. The Rob L RA SUA CL&F #1 (“Gumbo II”) well located in Terrebonne Parish, Louisiana, began production operations in May 2008, and is the most productive well in which the Partnership owns an interest. During the second quarter of 2009, the Gumbo II well accounted for 47.0% and 61.4% of the crude oil and natural gas sales volumes, respectively. Production from the eight Cole Ranch wells located in Glasscock, Texas, in which the Partnership owns a 50% working interest and a 37.5% revenue interest, declined from an average of 66 barrels of crude oil per day and 183 MCF of natural gas per day during the second quarter of 2008 to a level of 54 barrels of crude oil per day and 117 MCF of natural gas per day during the second quarter of 2009. The oil and gas volumes from the Gumbo II well were able to more than offset this decline in production from other Partnership wells. However, the declines in crude oil and natural gas average sales prices were significant. As a result, crude oil and natural gas sales revenues and overall profitability for the second quarter of 2009 declined sharply compared to the second quarter of 2008. While crude oil prices began to move upward starting with March 2009 sales, gas prices have continued to decline, which may adversely affect profitability during the third quarter of 2009.

Net proved crude oil and natural gas reserves of the Partnership at June 30, 2009 and 2008 are detailed below. Net proved crude oil and natural gas reserves declined overall from June 30, 2008 to June 30, 2009.  Net proved crude oil and natural gas reserves at June 30, 2008 include proved developed non-producing reserves from the Partnership’s eight Sand Dunes wells which were declared unsuccessful during the fourth quarter of 2008. Net proved non-producing reserves attributable to the Partnership’s interests in the Sand Dunes wells in the June 2008 reserve study were 39,012 barrels of crude oil and 82,707 MCF of natural gas. There are no crude oil and natural gas reserves for the unsuccessful Sand Dunes wells included in the June 30, 2009 reserve information presented in this Quarterly Report.  Net proved crude oil and natural gas reserves at June 30, 2009 and 2008 include only those quantities that management expects to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. No additional development costs are required to recover these proved reserves at June 30, 2009. All of the Partnership’s reserves are located in the United States.

The Partnership owned interests in ten productive wells at June 30, 2009. The Partnership’s reserves are highly concentrated in the Gumbo II well. This well has total estimated proved reserves of 11,250 barrels of crude oil and 124,565 MCF of natural gas. Using a conversion factor of 6 MCF to 1 barrel of oil, this well has approximately 67.3% of total Partnership reserves at June 30, 2009. No other well has in excess of 10% of the total estimated proved reserves of the Partnership at June 30, 2009.

During the first quarter of 2009, the Partnership recorded a property impairment expense of proved properties totaling $238,837 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using prices in effect at the end of the period held constant and discounted at 10%. The decline in commodity prices has resulted in shorter estimated economic lives for Partnership properties, which has decreased both reserve estimates and the corresponding future net revenues expected from Partnership properties.  The Partnership recorded no additional property impairment expense of proved properties during the second quarter of 2009.

Net proved reserves	Oil (BBL)	Gas (MCF)
June 30, 2009	22,421	150,878
June 30, 2008	88,920	414,659

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

The Partnership had a net loss of $37,222 for the three month period ended June 30, 2009, compared to net income totaling $150,910 for the three month period ended June 30, 2008.

While overall sales volumes increased during the second quarter of 2009, primarily as a result of the Gumbo II well (as defined below), there were sharp declines in the sales prices received for the Partnership’s production. The average oil price received on a comparative basis declined from $130.91 per barrel of crude oil during the second quarter of 2008 to $50.80 per barrel during the second quarter of 2009, a drop of 61.2%. Gas prices also declined significantly; from an average price of $12.99 per MCF of natural gas produced during the quarter ended June 30, 2008 to $3.91 per MCF for the quarter ended June 30, 2009, a decline of 69.9%. Overall the Partnership’s oil and gas sales revenues dropped by approximately $303,374, or 57.6% for the quarter ended June 30, 2009. The Partnership’s sales revenue declined as a result of lower crude oil and natural gas prices in the second quarter of 2009 as compared to the second quarter of 2008.

Lease operating costs of $66,871 during the quarter ended June 30, 2009 decreased from $107,397 during the quarter ended June 30, 2008, primarily due to the Sand Dunes prospect. The costs of electricity, salt water disposal, equipment rental, and sub-surface repairs and maintenance during the testing of the Sand Dunes wells in 2008 caused higher second quarter operating expenses for the Sand Dunes wells. As a result of shutting in the eight Sand Dunes wells, lease operating costs should continue to show a decline from comparable levels during 2008.

General and administrative expenses increased slightly from $94,088 in the three months ended June 30, 2008 to $95,760 in the three months ended June 30, 2009.  Effective April 1, 2008 Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and actual capital costs incurred. Accordingly, the administrative overhead charge to the Partnership for the quarter ended June 30, 2009 decreased along with revenues and expenses during the period, from $55,864 in the second quarter of 2008 to $42,762 in the second quarter of 2009.   The decrease in administrative overhead charge was offset by increases in other general fees and expenses.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

The Partnership had net loss of $352,922 for the six month period ended June 30, 2009, compared to net income totaling $205,290 for the six month period ended June 30, 2008.

During the six month period ended June 30, 2009, the Partnership incurred property impairment cost totaling $238,837, resulting primarily from declining crude oil and natural gas prices. No impairment charges were taken during the first half of 2008.

Partnership revenues totaled $393,755 for the six months ended June 30, 2009 compared to $927,090 for the comparable period in 2008. Volumes increased, due primarily to the Gumbo II well.  The Gumbo II well was productive for the entire six month period ended June 30, 2009, whereas production operations on this well did not begin until May of 2008. The Gumbo II well accounted for $116,309 of total revenues (12.5%) for the first half of 2008 despite producing for less than two months, and producing for most of that time period at rates lower than current production levels because the operator of the well slowly increased production levels during the well’s first 30-45 days of production. Decreases in the prices received for production from Partnership wells were the primary cause of the Partnership’s decline in total revenues during the first six months of 2009 as compared to the first six months of 2008.

Lease operating expenses decreased from $234,080 during the six months ended June 30, 2008 to $145,132 during the six months ended June 30, 2009,  primarily due to the Sand Dunes prospect. The costs of electricity, salt water disposal, equipment rental, and sub-surface repairs and maintenance during the testing of the Sand Dunes wells in 2008 caused higher second quarter operating expenses for the Sand Dunes wells. In addition, 2008 production costs were impacted by the expensed workover costs incurred to change bottom hole pumps on three Partnership wells.   As a result of shutting in the eight Sand Dunes wells, lease operating costs should continue to show a decline from comparable levels during 2008.

General and administrative costs incurred during the six months ended June 30, 2009 and 2008 increased from $128,528 in 2008 to $142,004 in 2009. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership prior to that date. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based on the summation of revenues, expenses and capital costs consistent with the prior year’s method of supplying percentages.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on December 29, 2006, the Partnership sold 616.076 units to investor partners, consisting of 95.283 units of limited partner interest and 520.793 units of additional general partner interest. Reef purchased 32.425 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $16,090,928. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At June 30, 2009, Reef had contributed or accrued $131,210 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $2,310,284, leaving capital contributions of $13,911,853 available for Partnership oil and gas operations. As of June 30, 2009, the Partnership had expended $13,894,433 on property acquisitions and prepayments and $53,048 on pre-production general and administrative expenses. Expenditures in excess of available capital will be deducted from Partnership distributions.

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

REEF GLOBAL ENERGY VIII, L.P.

	By:	Reef Oil & Gas Partners, L.P. Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: August 13, 2009	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: August 13, 2009	By:	/s/ L. Mark Price
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