Form 10-Q
period 2009-09-30
Reef Global Energy VIII, L.P.
filed 2009-11-16
CIK 1368954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of September 30, 2009, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.
Form 10-Q Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Reef Global Energy VIII, L.P.
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$53,564	$557,935
Accounts receivable	2,680	2,680
Prepaid expenses	4,167	2,500
Total current assets	60,411	563,115

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $13,472,005 and $12,878,870	648,612	1,012,742
Net oil and gas properties	648,612	1,012,742

Total assets	709,023	1,575,857

Liabilities and partnership equity

Current liabilities:
Accounts payable	28,820	—
Accounts payable to affiliates	58,930	457,622
Total current liabilities	87,750	457,622

Long-term liabilities:
Asset retirement obligation	249,395	237,049
Total long-term liabilities	249,395	237,049

Partnership equity:
Limited partners	370,815	841,995
Managing general partner	1,063	39,191
Partnership equity	371,878	881,186

Total liabilities and partnership equity	$709,023	$1,575,857

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Revenues	$201,386	$445,330	$595,140	$1,372,420

Costs and expenses:
Lease operating expenses	60,039	87,465	205,171	321,545
Production taxes	6,142	26,392	35,053	81,975
Depreciation, depletion and amortization	58,290	145,170	243,731	454,363
Property impairment	110,567	—	349,404	—
Accretion of asset retirement obligation	4,118	3,164	12,346	10,400
General and administrative	52,358	40,033	194,362	168,561
Total costs and expenses	291,514	302,224	1,040,067	1,036,844

Income (loss) from operations	(90,128)	143,106	(444,927)	335,576

Other income:
Interest income	106	1,102	1,982	13,922
Total other income	106	1,102	1,982	13,922

Net income (loss)	$(90,022)	$144,208	$(442,945)	$349,498

Net income (loss) per general partner unit	$—	$—	$—	$237.29
Net income (loss) per limited partner unit	$(123.55)	$176.16	$(669.36)	$413.45
Net income (loss) per managing general partner unit	$(428.94)	$1,100.35	$(942.69)	$2,923.11

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2009	2008

Operating Activities
Net income (loss)	$(442,945)	$349,498
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	243,731	454,363
Property impairment	349,404	—
Accretion of asset retirement obligation	12,346	10,400
Changes in operating assets and liabilities:
Accounts receivable from affiliates	—	(103,630)
Prepaid expenses	(1,667)	(2,500)
Accounts payable	28,820	—
Accounts payable to affiliates	(308,692)	(15,177)
Net cash provided by (used in) operating activities	(119,003)	692,954

Investing Activities
Property acquisition and development	(229,005)	(1,137,135)
Net cash used in investing activities	(229,005)	(1,137,135)

Financing Activities
Partner capital contributions	3,185	14,627
Offering costs	(90,000)	(90,000)
Partner distributions	(69,548)	(790,650)
Net cash used in financing activities	(156,363)	(866,023)

Net decrease in cash and cash equivalents	(504,371)	(1,310,204)
Cash and cash equivalents at beginning of period	557,935	1,678,818
Cash and cash equivalents at end of period	$53,564	$368,614

Supplemental disclosure of non-cash investing transactions
Property additions and asset retirement obligation	$—	$79,341
Supplemental disclosure of non-cash financing transactions
Managing partner contributions included in accounts receivable from affiliates	$—	$2,433
Offering costs included in accounts payable to affiliates	$10,053	$120,000
Offering costs included in long-term accounts payable to affiliates	$—	$10,053

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.
Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2009. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008 (the “Annual Report”). The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil (“EBO”) at a rate of 6 MCF to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2009, the Partnership recognized a property impairment expense of $110,567 and $349,404, respectively.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and nine month periods ended September 30, 2009, the Partnership recognized no impairment of unproved properties.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	Nine months ended	Year ended
	September 30, 2009	December 31, 2008
Beginning asset retirement obligation	$237,049	$107,909
Additions related to new properties	—	79,341
Accretion expense	12,346	49,799
Ending asset retirement obligation	$249,395	$237,049

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

Recently Adopted Accounting Pronouncements

Accounting Standards Codification

In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the Financial Accounting Standards Board (“FASB”). Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective July 1, 2009, the Partnership will describe the authoritative guidance used within the footnotes but will cease using numerical references. The accounting standards codification does not change or alter existing US GAAP, and there is no expected impact on the Partnership's financial position, results of operations or cash flows.

Fair Value Measurement of Liabilities

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities.  The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance is effective for interim and annual periods beginning after August 27, 2009.  The Partnership does not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance  incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The Partnership evaluated subsequent events up through November 12, 2009, the day the financial statements were issued.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance related to the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The new guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The guidance does not amend existing recognition and measurement guidance for equity securities, but does establish a new method of recognizing and reporting for debt securities.  Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually.  This guidance became effective for interim and annual reporting periods ending after June 15, 2009.  Comparative disclosures are required for periods ending after the initial adoption.  This guidance did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

Interim Reporting of Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments.  The new guidance amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods.  The guidance also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  This guidance is effective for reporting periods ending after June 15, 2009.  The adoption of this guidance did not have any impact on the Partnership’s results of operations, cash flows, or financial position.

Fair Value Measurements

In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities.  The new guidance delayed the effective date of SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually.  The adoption of this guidance was immaterial to the Partnership’s results of operations, cash flows and financial positions.

Newly Issued But Not Effective Accounting Standards

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2009, the Partnership incurred technical services and administrative costs totaling $36,651 and $121,225, respectively. Of these amounts, $0 and $1,509 represent technical services costs capitalized as project costs, and $36,651, and $119,716 represent administrative costs included as general and administrative expenses. During the three and nine month periods ended September 30, 2008, the Partnership incurred technical services and administrative costs totaling $44,537 and $125,896, respectively. Of these amounts, $8,419 and $33,902 represent technical services costs capitalized as project costs, and $36,118 and $91,994 represent administrative costs included as general and administrative expenses.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred during the drilling phase of Partnership operations, which was completed during 2008. Reef also purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%). During the year ended December 31, 2008, this 1% obligation totaled $5,400.   Reef has no remaining 1% obligation subsequent to December 31, 2008.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2009 and December 31, 2008, the Partnership owed RELP $48,877 and $357,569, respectively, for joint interest and technical and administrative charges processed in excess of net revenues.

Accounts payable to affiliates as of September 30, 2009 and December 31, 2008 also includes $10,053 and $100,053, respectively, for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% of the total offering proceeds to recover actual commissions and organization and offering costs. The portion of the management fee in excess of actual commissions and organization and offering costs is paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. During 2008, the Partnership reimbursed $120,000 of this amount to Reef.  The Partnership is reimbursing this amount to Reef at a rate of $10,000 per month. The remaining balance owed at September 30, 2009 has been classified as a current liability and was paid to RELP in October 2009.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and nine month periods ended September 30, 2009 is detailed below:

   For the three months ended September 30, 2009

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	32.425	$(13,907)	$(428.94)
Limited partner units	616.076	(76,115)	$(123.55)
Total	648.501	$(90,022)

For the nine months ended September 30, 2009

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	32.425	$(30,567)	$(942.69)
Limited partner units	616.076	(412,378)	$(669.36)
Total	648.501	$(422,945)

6. Subsequent Events

Beginning with March 2009, oil sales prices increased from levels below $40 per barrel to between $60 and $70 per barrel. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work is expected to begin in December 2009. Upon completion of the salt water disposal well, three of the Sand Dunes wells will be placed on full time production. RELP believes, based upon testing already performed, that the disposal capacity of the well to be converted will be such that only three Sand Dunes wells can be placed on full time production. However, if possible, additional wells may be placed on production at a later date. The estimated cost of the well conversion to this Partnership is expected to be approximately $79,280.  This cost will be paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. Based upon the September 30, 2009 oil and gas pricing used in preparation of the Partnership’s September 30, 2009 reserve report, the proved developed non-producing reserves associated with the three wells expected to be placed on production are estimated to be 6,091 barrels of crude oil and 5,377 MCF of natural gas.

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in two developmental prospects located in Terrebonne Parish, Louisiana and Glasscock County, Texas, and participated in the drilling of nine successful developmental wells and one unsuccessful developmental well on those two prospects. All nine successful wells are productive at September 30, 2009. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and participated in the drilling of eight unsuccessful developmental wells on this prospect (see below). The Partnership purchased working interests in three exploratory prospects located in Lavaca County, Texas and Iberville and St. Mary Parish, Louisiana and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects. The successful exploratory well is still productive at September 30, 2009. The Partnership has completed its drilling program of twenty-one wells using the original capital raised by the Partnership. The final well completed drilling in February 2008 and was placed into production during May 2008. Subsequent to September 30, 2009, primarily as a result of the recent increase in crude oil prices, Reef has approved the conversion of one of the existing Sand Dunes wells to a salt water disposal well (see Note 6 of the Notes to Condensed Financial Statements (unaudited)).

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

The table below summarizes Partnership expenditures as of September 30, 2009 by classification of well. Drilling, completion, and facilities costs include $182,433 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$317,649	$10,471,819	$10,789,468
Exploratory wells	373,800	2,804,019	3,177,819
Unproved properties	153,330	—	153,330
Total	$844,779	$13,275,838	$14,120,617

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP has also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008 two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and none of the options regarding salt water disposal were economically viable at first quarter 2009 commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells were classified as unsuccessful, and there are no crude oil and natural gas reserves for these wells included in the September 30, 2009 reserve information presented in this Quarterly Report. Subsequent to September 30, 2009, primarily as a result of the recent increase in crude oil prices, Reef has approved the conversion of one of the existing Sand Dunes wells to a salt water disposal well (see Note 6 of the Notes to Condensed Financial Statements (unaudited)).

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $16,090,928. Reef purchased 32.425 general partner units, or 5% of the total units sold, for $689,032. Investor partners purchased 520.793 units of general partner interest and 95.283 units of limited partner interest for $15,401,896. Reef also contributed $131,210 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs during the drilling phase of Partnership operations. Organization and offering costs totaled $2,310,284, leaving capital contributions of $13,911,853 available for Partnership activities. As of September 30, 2009, the Partnership has expended $13,938,185 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-one wells and $53,048 on pre-production general and administrative expenses. The total of these expenses is $79,380 in excess of the capital available for Partnership activities. Expenditures in excess of available capital are being deducted from future Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has negative working capital of $27,339 at September 30, 2009, primarily as a result of expending funds in excess of original capital contributions in connection with the 21 wells drilled during the drilling phase of operations.  Expenditures in excess of available capital are being deducted from Partnership distributions.

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

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
Sales volumes:
Oil (Barrels)	2,362	2,747	9,136	8,820
Natural gas (Mcf)	12,069	9,503	34,926	30,513

Average sales prices received:
Oil (Barrels)	$64.80	$117.30	$48.13	$113.15
Natural gas (Mcf)	$4.00	$12.96	$4.45	$12.27

The Partnership owns interests in 10 wells which are currently productive. The Rob L RA SUA CL&F #1 (“Gumbo II”) well located in Terrebonne Parish, Louisiana, began production operations in May 2008, and is the most productive well in which the Partnership owns an interest. During the third quarter of 2009, the Gumbo II well accounted for 49.7% and 66.3% of the crude oil and natural gas sales volumes, respectively. Production from the eight Cole Ranch wells located in Glasscock, Texas, in which the Partnership owns a 50% working interest and a 37.5% revenue interest, declined from an average of 61 barrels of crude oil per day and 160 MCF of natural gas per day during the third quarter of 2008 to a level of 37 barrels of crude oil per day and 119 MCF of natural gas per day during the third quarter of 2009. On an EBO basis, third quarter 2009 and 2008 sales volumes were almost identical. While oil volumes decreased as a result of natural declines, gas volumes increased during the third quarter of 2009 when compared to the third quarter of 2008, primarily because the Gumbo II well was shut-in for thirty days during the third quarter of 2008 as a result of hurricanes Gustav and Ike.  Primarily as a result of the steep declines in average sales prices between the third quarter of 2008 and 2009, crude oil and natural gas sales revenues and overall profitability for the third quarter of 2009 was significantly less when compared to the third quarter of 2008.  While crude oil prices began to move upwards starting with March 2009 sales, gas prices declined sharply during the first four months of 2009 before stabilizing in the $3.00 - $4.00 range during the second and third quarters. These declines continue to adversely impact 2009 profitability.

Net proved crude oil and natural gas reserves declined overall from September 30, 2008 to September 30, 2009.  Net proved crude oil and natural gas reserves at September 30, 2008 include proved developed non-producing reserves from the Partnership’s eight Sand Dunes wells which were declared unsuccessful during the fourth quarter of 2008. Net proved non-producing reserves attributable to the Partnership’s interests in the Sand Dunes wells in the September 2008 reserve study were 36,307 barrels of crude oil and 77,676 MCF of natural gas. There are no crude oil and natural gas reserves for the unsuccessful Sand Dunes wells included in the September 30, 2009 reserve information presented in this Quarterly Report.  Net proved crude oil and natural gas reserves at September 30, 2009 and 2008 include only those quantities that management expects to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. No additional development costs are required to recover these proved reserves at September 30, 2009.  All of the Partnership’s reserves are located in the United States.

The Partnership owns working interests in ten productive wells at September 30, 2009. The Partnership’s reserves are highly concentrated in the Gumbo II well. This well has total estimated proved reserves of 3,860 barrels of crude oil and 42,750 MCF of natural gas. Using a conversion factor of 6 MCF to 1 barrel of oil, this well has approximately 29.5% of total Partnership reserves at September 30, 2009.  The Partnership’s reserves in the Cole Ranch 41 #1, Cole Ranch 41 #2, and Cole Ranch 45 #1 wells in Glasscock, Texas make up an additional 18.8%, 11.3%, and 16.1% of total Partnership reserves at September 30, 2009, respectively.  No other well has in excess of 10% of the total estimated proved reserves of the Partnership at September 30, 2009.

During the first quarter of 2009, the Partnership recorded a property impairment expense of proved properties totaling $238,837 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using prices in effect at the end of the period held constant and discounted at 10%.  The Partnership recorded an additional $110,567 of property impairment expense of proved properties during the third quarter of 2009.  The decline in commodity prices has resulted in shorter estimated economic lives for Partnership properties, which has decreased both reserve estimates and the corresponding future net revenues expected from Partnership properties.

Net proved crude oil and natural gas reserves of the Partnership at September 30, 2009 and 2008 are detailed below.

Net proved reserves	Oil (BBL)	Gas (MCF)
September 30, 2009	22,534	87,945
September 30, 2008	69,739	347,324

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

The Partnership had a net loss of $90,022 for the three month period ended September 30, 2009, compared to net income totaling $144,208 for the three month period ended September 30, 2008.

The Partnership incurred property impairment expense of $110,567 during the three month period ended September 30, 2009, resulting primarily from declining crude oil and natural gas prices. No impairment charges were taken during the three month period ended September 30, 2008. Depletion expense declined from $145,170 during the three  month period ended September 30, 2008 to $58,290 during the three month period ended September 30, 2009.  This decline is the result of impairment taken during the first quarter of 2009 which significantly reduced the depletable basis of the oil and gas properties. The net effect of these two items was additional expense of $23,687 incurred during the third quarter of 2009.

While overall sales volumes for the third quarters of 2009 and 2008 were almost identical, there were sharp declines in the sales prices received for the Partnership’s production. The average oil price received on a comparative basis declined from $117.30 per barrel of crude oil during the third quarter of 2008 to $64.80 per barrel during the third quarter of 2009, a drop of 44.8%. Gas prices also declined significantly; from an average price of $12.96 per MCF of natural gas produced during the quarter ended September 30, 2008 to $4.00 per MCF for the quarter ended September 30, 2009, a decline of 69.1%. Overall the Partnership’s oil and gas sales revenues dropped by $243,945, or 54.8% for the quarter ended September 30, 2009.

Lease operating costs of $60,039 during the quarter ended September 30, 2009 decreased from $87,465 during the quarter ended September 30, 2008, primarily due to the Sand Dunes prospect, which incurred higher operating costs during 2008 due to the costs of electricity, salt water disposal, equipment rental, and sub-surface repairs and maintenance during the testing of the Sand Dunes wells in 2008. As a result of shutting in the eight Sand Dunes wells in February 2009, lease operating costs declined from comparable levels during 2008.

General and administrative costs increased from $40,033 incurred during the third quarter of 2008 to $52,358 incurred during the third quarter of 2009, due primarily to increased direct costs charged to the Partnership.  The Reef administrative fee during the third quarter of 2009 was $32,862, compared to $33,374 during the third quarter of 2008.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

The Partnership had net loss of $442,945 for the nine month period ended September 30, 2009, compared to net income totaling $349,498 for the nine month period ended September 30, 2008.

During the nine month period ended September 30, 2009, the Partnership incurred property impairment cost totaling $349,404, resulting primarily from declining crude oil and natural gas prices. No impairment charges were taken during the first nine months of 2008.  Depletion expense declined from $454,363 during the nine month period ended September 30, 2008 to $243,731 during the nine month period ended September 30, 2009.  This decline is the result of impairment taken during the first quarter of 2009 which significantly reduced the depletable basis of the oil and gas properties. The net effect of these two items was additional expense of $138,772 incurred during the first nine months of 2009.

Partnership revenues totaled $595,140 for the nine months ended September 30, 2009 compared to $1,372,420 for the comparable period in 2008, despite an increase in sales volumes of approximately 7.8% on an EBO basis for the nine months ended September 30, 2009. Decreases in the prices received for production from Partnership wells were the primary cause of the Partnership’s decline in total revenues during the first nine months of 2009 as compared to the first nine months of 2008.

Lease operating expenses decreased from $321,545 during the nine months ended September 30, 2008 to $205,171 during the nine months ended September 30, 2009, primarily due to the Sand Dunes prospect, which incurred higher operating costs during 2008 due to the costs of electricity, salt water disposal, equipment rental, and sub-surface repairs and maintenance during the testing of the Sand Dunes wells in 2008. In addition, 2008 production costs were impacted by the expensed workover costs incurred to change bottom hole pumps on three Partnership wells.   As a result of shutting in the eight Sand Dunes wells in February 2009, lease operating costs declined from comparable levels during 2008.

General and administrative costs increased from $168,561 incurred during the first nine months of 2008 to $194,362 incurred during the first nine months of 2009, primarily due to increases in direct costs charged to the Partnerships and increased overhead. Effective April 1, 2008 Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and actual capital costs incurred. Reef administrative fees during the nine months ended September 30, 2009 were $98,501, compared to $89,238 for the nine months ended September 30, 2008.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on December 29, 2006, the Partnership sold 616.076 units to investor partners, consisting of 95.283 units of limited partner interest and 520.793 units of additional general partner interest. Reef purchased 32.425 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $16,090,928. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At September 30, 2009, Reef had contributed or accrued $131,210 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $2,310,284, leaving capital contributions of $13,911,853 available for Partnership oil and gas operations. As of September 30, 2009, the Partnership had expended $13,938,185 on property acquisitions and prepayments and $53,048 on pre-production general and administrative expenses. Expenditures in excess of available capital will be deducted from Partnership distributions.

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

REEF GLOBAL ENERGY VIII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: November 16, 2009	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: November 16, 2009	By:	/s/ David M. Tierney
David M. Tierney
Treasurer and Principal Accounting Officer
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