Form 10-Q
period 2010-06-30
Reef Global Energy VIII, L.P.
filed 2010-08-13
CIK 1368954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

(972)-437-6792
Registrant’s telephone number, including area code

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

As of August 13, 2010, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Reef Global Energy VIII, L.P.
Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$45,893	$43,541
Accounts receivable	—	2,680
Accounts receivable from affiliates	50,433	136,067
Prepaid expenses	—	4,167
Total current assets	96,326	186,455

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $13,619,946 and $13,512,105	671,783	619,148
Net oil and gas properties	671,783	619,148

Total assets	$768,109	$805,603

Liabilities and partnership equity

Current liabilities:
Accounts payable	$5,512	$5,000
Total current liabilities	5,512	5,000

Long-term liabilities:
Asset retirement obligation	255,848	253,347
Total long-term liabilities	255,848	253,347

Partnership equity:
Limited partners	475,875	519,097
Managing general partner	30,874	28,159
Partnership equity	506,749	547,256

Total liabilities and partnership equity	$768,109	$805,603
See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009

Revenues	$265,239	$223,688	$578,169	$393,755

Costs and expenses:
Lease operating expenses	40,429	66,871	80,727	145,132
Production taxes	(25,837)	16,807	(18,362)	28,911
Depreciation, depletion and amortization	55,648	77,890	107,842	185,441
Property impairment	—	—	—	238,837
Accretion of asset retirement obligation	3,781	4,256	7,501	8,228
General and administrative	66,438	95,760	134,477	142,005
Total costs and expenses	140,459	261,584	312,185	748,554

Income (loss) from operations	124,780	(37,896)	265,984	(354,799)

Other income:
Interest income	42	674	84	1,877
Total other income	42	674	84	1,877

Net income (loss)	$124,822	$(37,222)	$266,068	$(352,922)

Net income (loss) per limited partner unit	$163.69	$(60.85)	$350.59	$(546.82)
Net income (loss) per managing general partner unit	$739.53	$8.21	$1,544.51	$(513.75)

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.
Condensed Statement of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2010	2009

Operating Activities
Net income (loss)	$266,068	$(352,922)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Plugging and abandonment costs paid from ARO	(5,000)	—

Adjustments for non-cash transactions:
Depreciation, depletion and amortization	107,842	185,441
Property impairment	—	238,837
Accretion of asset retirement obligation	7,501	8,228
Changes in operating assets and liabilities:
Accounts receivable	2,680	—
Accounts receivable from affiliates	85,634	—
Prepaid expenses	4,167	(1,668)
Accounts payable	512	19,220
Accounts payable to affiliates	—	(269,996)
Net cash (used in) provided by operating activities	469,404	(172,860)

Investing Activities
Property acquisition and development	(160,477)	(185,254)
Net cash used in investing activities	(160,477)	(185,254)

Financing Activities
Partner capital contributions	—	3,185
Offering costs	—	(60,000)
Partner distributions	(306,575)	(69,548)
Net cash used in financing activities	(306,575)	(126,363)

Net increase (decrease) in cash and cash equivalents	2,352	(484,477)
Cash and cash equivalents at beginning of period	43,541	557,935
Cash and cash equivalents at end of period	$45,893	$73,458

Supplemental disclosure of non-cash financing transactions
Offering costs included in accounts payable to affiliates	$—	$40,053

See accompanying notes to condensed financial statements.

Reef Global Energy VIII, L.P.
Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2010. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2009 (the “Annual Report”).

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

In applying the full cost method at June 30, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended June 30, 2010 and 2009, the Partnership recognized no property impairment expense of proved properties. During the six month periods ended June 30, 2010 and 2009, the Partnership recognized property impairment expense of proved properties totaling $0 and $238,837, respectively.

Unproved properties consist of undeveloped leasehold interest in the Sand Dunes prospect. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. The Partnership fully impaired its unproved properties during 2008 and has no plans to conduct any development operations on the leasehold interest in the Sand Dunes prospect.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2010 and December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2010 and the year ended December 31, 2009.

	Six months ended	Year ended
	June 30, 2010	December 31, 2009
Beginning asset retirement obligation	$253,347	$237,049
Retirement related to property abandonment and restoration	(5,000)	—
Accretion expense	7,501	16,298
Ending asset retirement obligation	$255,848	$253,347

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

Recently Adopted Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by geographical area, using the unweighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  In addition, in January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance relating to crude oil and natural gas reserve estimation and disclosures to provide consistency with the new SEC rules.  The Partnership adopted the new standards effective December 31, 2009.  The new standards are applied prospectively as a change in estimate. In April 2010, the FASB issued a further accounting standards update regarding extractive oil and gas industries to incorporate in accounting standards the revisions to Rule 4-10 of the SEC’s Regulation S-X. The amendment primarily consists of the addition and deletion of definitions of terms related to fossil fuel exploration and production arising from technology changes over the past several decades. The accounting guidance in Rule 4-10 did not change.

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

Fair Value Measurements

In January 2010, the FASB issued new guidance related to improving disclosures about fair value measurements. This guidance requires separate disclosures of the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reason for such transfers. In the reconciliation for Level 3 fair value measurements using significant unobservable inputs, information about purchases, sales, issuances and settlements shall be presented separately. These disclosures are required for interim and annual reporting periods effective January 1, 2010, except for the disclosures related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements, which are effective on January 1, 2011. This guidance was adopted on January 1, 2010 for Level 1 and Level 2 fair value measurements and did not impact the Partnership’s operating results, financial position or cash flows or disclosures regarding the fair value of financial instruments.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended June 30, 2010 and 2009, the Partnership incurred technical services and administrative costs totaling $29,116 and $51,882, respectively. Of these amounts, $1,516 and $0 represent technical services costs capitalized as project costs, and $27,600 and $51,882 represent administrative costs included as general and administrative expenses. During the six months ended June 30, 2010 and 2009, the Partnership incurred technical services and administrative costs totaling $76,328 and $84,574, respectively. Of these amounts, $1,516 and $1,509 represent technical services costs capitalized as project costs, and $74,812, and $83,065 represent administrative costs included as general and administrative expenses.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred during the drilling and completion phases of Partnership operations. Reef contributed $131,210 in connection with this obligation. Reef also purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%).  Reef has had no remaining obligations related to these additional costs since December 31, 2009.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2010 and December 31, 2009, RELP owed the Partnership $50,433 and $136,067, respectively, for net revenues processed in excess of joint interest and technical and administrative charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and six month periods ended June 30, 2010 is detailed below:

For the three months ended June 30, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$23,979	$739.53
Limited partner units	616.076	100,843	$163.69
Total	648.501	$124,822

For the six months ended June 30, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$50,081	$1,544.51
Limited partner units	616.076	215,987	$350.59
Total	648.501	$266,068

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in two developmental prospects and participated in the drilling of nine successful developmental wells and one unsuccessful developmental well on those two prospects. All nine successful wells are productive at June 30, 2010. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership purchased working interests in three exploratory prospects and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects. The successful exploratory well ceased production during 2009. The Partnership has completed its drilling program of twenty-one wells using the original capital raised by the Partnership. The final well completed drilling in February 2008 and was placed into production during May 2008. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. Currently the Partnership has no plans for additional drilling.

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

Beginning with March 2009, oil sales prices increased from levels below $40 per barrel to between $60 and $70 per barrel. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010. The related facility is expected to be complete in August 2010. RELP had previously believed, based on initial testing, that three of the current Sand Dunes wells would be able to be placed on full-time production once the conversion was complete.  Based on updated testing performed on the disposal capacity of the converted well, it now appears possible that more than three wells will be able to be placed back on full-time production.  Wells will be placed on production one at a time during the third quarter of 2010 as RELP continues to evaluate the capacity of the newly converted salt water disposal well. The cost of the well conversion to this Partnership as of June 30, 2010 was approximately $115,000. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There are 5,661 Bbl of crude oil and 9,084 Mcf of natural gas reserves net to the Partnership’s interest for the three wells to be placed on full time production during the third quarter of 2010.  Reserve estimates may be increased if additional wells are able to be placed on full-time production.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $16,090,928. Reef purchased 32.425 general partner units, or 5% of the total units sold, for $689,032. Investor partners purchased 520.793 units of general partner interest and 95.283 units of limited partner interest for $15,401,896. Reef also contributed $131,210 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $2,310,284, leaving capital contributions of $13,911,853 available for Partnership activities. The Partnership  expended $14,102,150 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-one wells and  expended $53,048 on general and administrative expenses during its  drilling and completion phase of operations.  The Partnership has also expended $160,475 subsequent to its drilling and completion phase of operations on the Sand Dunes well conversion and other capital items. Expenditures in excess of available Partnership capital have been recovered from the cash flow from successful wells by reducing Partnership distributions. Any additional capital expenditures, including the expenditures related to the conversion of one of the Sand Dunes wells into a salt water disposal well, will also be recovered from cash flow by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $90,814 at June 30, 2010.  Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Sales volumes:
Oil (Barrels)	2,905	3,428	6,124	6,774
Natural gas (Mcf)	12,765	12,660	25,279	22,856

Average sales prices received:
Oil (Barrels)	$71.59	$50.80	$71.83	$43.72
Natural gas (Mcf)	$4.49	$3.91	$5.47	$4.51

The Partnership had an interest in nine productive wells during the second quarter of 2010, compared with ten productive wells during the second quarter of 2009. The Rob L RA SUA CL&F #1 (“Gumbo II”) well, located in Terrebonne Parish, Louisiana, began production operations in May 2008, and is the most productive well in which the Partnership has an interest. During the second quarter of 2009, the Gumbo II well accounted for 47.0% and 61.4% of the Partnership’s crude oil and natural gas sales volumes, respectively. During the second quarter of 2010, the Gumbo II well accounted for 54.7% and 74.6% of the Partnership’s crude oil and natural gas sales volumes, respectively.  Sales volumes from the Gumbo II well were higher during the second quarter of 2010 than they were during the second quarter of 2009, because the well did not produce at full production rates during April 2009 due to issues with the oil pipeline. The Gumbo II well did produce at full production rates during the second quarter of 2010. Production from the eight Cole Ranch wells, in which the Partnership owns a 50% working interest and a 37.5% revenue interest, declined from an average of 54 barrels of crude oil per day and 117 Mcf of natural gas per day during the second quarter of 2009 to a level of 39 barrels of crude oil per day and 100 Mcf of natural gas per day during the second quarter of 2010. The increased production from the Gumbo II well was not enough to offset the decrease in volumes produced from the eight Cole Ranch wells. However, despite the overall decrease in volumes, crude oil and natural gas average sales prices increased from the second quarter of 2009.   Average crude oil sales prices increased by 41.0% and average natural gas sales prices increased by 14.8% over the comparative quarters.  As a result, total revenues increased by $41,550 or 18.6% in the second quarter of 2010 compared to the second quarter of 2009.

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for June 30, 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to June 30, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2010 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves as of June 30, 2010 and 2009 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2010	39,588	148,567
June 30, 2009	22,421	150,878

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

The Partnership had net income of $124,822 for the three month period ended June 30, 2010, compared to a net loss of $37,222 for the three month period ended June 30, 2009.

The average oil price received on a comparative basis increased from $50.80 per barrel of crude oil during the second quarter of 2009 to $71.59 per barrel during the second quarter of 2010, an increase of 41.0%. Gas prices also increased; from an average price of $3.91 per Mcf of natural gas produced during the quarter ended June 30, 2009 to $4.49 per Mcf for the quarter ended June 30, 2010, an increase of 14.8%. Overall the Partnership’s oil and gas sales revenues rose by $41,550, or 18.6% for the quarter ended June 30, 2010.

Depletion expense decreased from $77,890 for the three month period ended June 30, 2009 to $55,648 for the three month period ended June 30, 2010, primarily because 2009 property impairment totaling $349,404 resulted in a lower property basis for 2010.

Lease operating costs decreased from $66,871 during the quarter ended June 30, 2009 to $40,429 during the quarter ended June 30, 2010, primarily due to decreased expenses on the Cole Ranch wells.  Several of these wells underwent workovers during the second quarter of 2009.  In addition, production taxes decreased during the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009 due to an approximate $45,000 adjustment received from the operator of the Gumbo II well. The operator refunded prior production tax payments because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.

General and administrative costs decreased from $95,760 incurred during the three months ended June 30, 2009 to $66,438 incurred during the three months ended June 30, 2010.  The decrease relates partially to the timing of audit and professional fees for public filings.  The administrative overhead charge to the Partnership for the three month period ended June 30, 2010 decreased from $42,762 in the three month period ended June 30, 2009 to $27,588.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

The Partnership had a net income of $266,068 for the six month period ended June 30, 2010, compared to a net loss of $352,922 for the six month period ended June 30, 2009.

The Partnership incurred no property impairment expense during the six month period ended June 30, 2010. However, the decline in oil and gas prices during the first six months of 2009 resulted in impairment expense of proved properties totaling $238,837 for the six month period ended June 30, 2009. Depletion expense decreased from $185,441 for the six month period ended June 30, 2009 to $107,842 for the six month period ended June 30, 2010, primarily because 2009 property impairment totaling $349,404 resulted in a lower property basis for 2010.

The average oil price received on a comparative basis increased from $43.72 per barrel of crude oil during the six month period ended June 30, 2009 to $71.83 per barrel during the six month period ended June 30, 2010, an increase of 64.3%. Gas prices also increased; from an average price of $4.51 per Mcf of natural gas produced during the six month period ended June 30, 2009 to $5.47 per Mcf for the six month period ended June 30, 2010, an increase of 21.3%. Overall the Partnership’s oil and gas sales revenues rose by $184,414, or 46.8% for the period ended June 30, 2010.

Lease operating costs decreased from $145,132 during the six months ended June 30, 2009 to $80,727 during the six months ended June 30, 2010. Lease operating costs for the Gumbo II well decreased by approximately $18,400 and operating costs for the Sand Dunes wells decreased by approximately $12,500 during the comparative periods.  Several of the Cole Ranch wells underwent workovers during the second quarter of 2009, which resulted in a decrease of approximately $14,000 during the comparative periods.  In addition, production taxes decreased during the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009 due to an approximate $45,000 adjustment received from the operator of the Gumbo II well. The operator refunded prior production tax payments because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.

General and administrative costs decreased from $142,005 incurred during the six month period ended June 30, 2009 to $134,477 incurred during the six month period ended June 30, 2010, primarily due to decreased direct costs charged to the Partnership. The administrative overhead charge to the Partnership for the six months ended June 30, 2009 and 2010 increased from $65,639 to $68,708.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF GLOBAL ENERGY VIII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: August 13, 2010	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: August 13, 2010	By:	/s/ Daniel C. Sibley
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