Form 10-Q
period 2010-09-30
Reef Global Energy VIII, L.P.
filed 2010-11-12
CIK 1368954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 12, 2010, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Reef Global Energy VIII, L.P.
Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$44,982	$43,541
Accounts receivable	—	2,680
Accounts receivable from affiliates	14,494	136,067
Prepaid expenses	—	4,167
Total current assets	59,476	186,455

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $13,684,102 and $13,512,105	716,323	619,148
Net oil and gas properties	716,323	619,148

Total assets	$775,799	$805,603

Liabilities and partnership equity

Current liabilities:
Accounts payable	$1,325	$5,000
Total current liabilities	1,325	5,000

Long-term liabilities:
Asset retirement obligation	259,699	253,347
Total long-term liabilities	259,699	253,347

Partnership equity:
Limited partners	477,154	519,097
Managing general partner	37,621	28,159
Partnership equity	514,775	547,256

Total liabilities and partnership equity	$775,799	$805,603
See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Revenues	$285,279	$201,386	$863,448	$595,140

Costs and expenses:
Lease operating expenses	95,297	60,039	176,024	205,171
Production taxes	20,184	6,142	1,822	35,053
Depreciation, depletion and amortization	64,155	58,290	171,997	243,731
Property impairment	—	110,567	—	349,404
Accretion of asset retirement obligation	3,851	4,118	11,352	12,346
General and administrative	40,398	52,358	174,875	194,362
Total costs and expenses	223,885	291,514	536,070	1,040,067

Income (loss) from operations	61,394	(90,128)	327,378	(444,927)

Other income:
Interest income	31	106	115	1,982
Total other income	31	106	115	1,982

Net income (loss)	$61,425	$(90,022)	$327,493	$(442,945)

Net income (loss) per limited partner unit	$75.36	$(123.55)	$425.95	$(669.36)
Net income (loss) per managing general partner unit	$462.52	$(428.94)	$2,007.03	$(942.69)

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.
Condensed Statement of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2010	2009

Operating Activities
Net income (loss)	$327,493	$(442,945)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Plugging and abandonment costs paid from asset retirement obligation	(5,000)	—

Adjustments for non-cash transactions:
Depreciation, depletion and amortization	171,997	243,731
Property impairment	—	349,404
Accretion of asset retirement obligation	11,352	12,346
Changes in operating assets and liabilities:
Accounts receivable	2,680	—
Accounts receivable from affiliates	121,573	—
Prepaid expenses	4,167	(1,667)
Accounts payable	(3,675)	28,820
Accounts payable to affiliates	(62,188)	(308,692)
Net cash (used in) provided by operating activities	568,399	(119,003)

Investing Activities
Property acquisition and development	(206,984)	(229,005)
Net cash used in investing activities	(206,984)	(229,005)

Financing Activities
Partner capital contributions	—	3,185
Offering costs	—	(90,000)
Partner distributions	(359,974)	(69,548)
Net cash used in financing activities	(359,974)	(156,363)

Net increase (decrease) in cash and cash equivalents	1,441	(504,371)
Cash and cash equivalents at beginning of period	43,541	557,935
Cash and cash equivalents at end of period	$44,982	$53,564

Supplemental disclosure of non-cash financing transactions
Property additions included in accounts payable to affiliates	$(62,188)	$—
Offering costs included in accounts payable to affiliates	$—	$10,053

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.
Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2010. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2009 (the “Annual Report”).

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

In applying the full cost method at September 30, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended September 30, 2010 and 2009, the Partnership recognized $0 and $110,567 of property impairment expense of proved properties. During the nine month periods ended September 30, 2010 and 2009, the Partnership recognized property impairment expense of proved properties totaling $0 and $349,404, respectively.

Unproved properties consist of undeveloped leasehold interest in the Sand Dunes prospect (as discussed in Item 2 below). Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. The Partnership fully impaired its unproved properties during 2008 and has no plans to conduct any development operations on the leasehold interest in the Sand Dunes prospect.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2010 and December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	Nine months ended	Year ended
	September 30, 2010	December 31, 2009
Beginning asset retirement obligation	$253,347	$237,049
Retirement related to property abandonment and restoration	(5,000)	—
Accretion expense	11,352	16,298
Ending asset retirement obligation	$259,699	$253,347

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended September 30, 2010 and 2009, the Partnership incurred technical services and administrative costs totaling $32,924 and $36,651, respectively. Of these amounts, $4,590 and $0 represent technical services costs capitalized as project costs, and $28,334 and $36,651 represent administrative costs included as general and administrative expenses. During the nine months ended September 30, 2010 and 2009, the Partnership incurred technical services and administrative costs totaling $109,252 and $121,225, respectively. Of these amounts, $6,106 and $1,509 represent technical services costs capitalized as project costs, and $103,146, and $119,716 represent administrative costs included as general and administrative expenses.

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

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2010 and December 31, 2009, RELP owed the Partnership $14,494 and $136,067, respectively, for net revenues processed in excess of joint interest and technical and administrative charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and nine month periods ended September 30, 2010 is detailed below:

For the three months ended September 30, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$14,997	$462.52
Limited partner units	616.076	46,428	$75.36
Total	648.501	$61,425

For the nine months ended September 30, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$65,078	$2,007.03
Limited partner units	616.076	262,415	$425.95
Total	648.501	$327,493

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in two developmental prospects and participated in the drilling of nine successful developmental wells and one unsuccessful developmental well on those two prospects. All nine successful wells are productive at September 30, 2010. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership purchased working interests in three exploratory prospects and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects. The successful exploratory well ceased production during 2009. The Partnership has completed its drilling program of twenty-one wells using the original capital raised by the Partnership. The final well completed drilling in February 2008 and was placed into production during May 2008. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. Currently the Partnership has no plans for additional drilling.

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

Beginning with March 2009, oil prices increased from levels below $40 per barrel to between $60 and $70 per barrel by the third quarter of 2009. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010.   Upon completion of the disposal facilities, the new disposal well became operational during August 2010. Based on updated testing performed on the disposal capacity of the converted well, it is expected that all of the remaining seven Sand Dunes wells will be able to be placed into production. During the third quarter of 2010, five wells were placed back on full-time production.  The remaining two Sand Dune wells are expected to be placed back in production during the fourth quarter of 2010. The cost of the well conversion to this Partnership as of September 30, 2010 was approximately $166,000. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There are 5,564 BBL of crude oil and 8,745 Mcf of natural gas reserves net to the Partnership’s interest for the five wells placed on full time production during the third quarter of 2010.  Reserve estimates may be increased if additional wells are able to be placed on full-time production or if daily production rates increase.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $16,090,928. Reef purchased 32.425 general partner units, or 5% of the total units sold, for $689,032. Investor partners purchased 520.793 units of general partner interest and 95.283 units of limited partner interest for $15,401,896. Reef also contributed $131,210 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $2,310,284, leaving capital contributions of $13,911,853 available for Partnership activities. The Partnership  expended $14,102,150 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-one wells and  expended $53,048 on general and administrative expenses during its  drilling and completion phase of operations.  The Partnership has also expended $269,171 subsequent to its drilling and completion phase of operations on the Sand Dunes well conversion and other capital items. Expenditures in excess of available Partnership capital have been recovered from the cash flow from successful wells by reducing Partnership distributions. Any additional capital expenditures will also be recovered from cash flow by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $58,151 at September 30, 2010.  Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Sales volumes:
Oil (Barrels)	3,125	2,362	9,249	9,136
Natural gas (Mcf)	13,113	12,069	38,392	34,926

Average sales prices received:
Oil (Barrels)	$69.64	$64.80	$71.09	$48.13
Natural gas (Mcf)	$5.16	$4.00	$5.36	$4.45

The Partnership had an interest in nine productive wells during the third quarter of 2010, compared with ten productive wells during the third quarter of 2009. The Rob L RA SUA CL&F #1 (“Gumbo II”) well, located in Terrebonne Parish, Louisiana is the most productive well in which the Partnership has an interest. During the third quarter of 2009, the Gumbo II well accounted for 49.7% and 66.3% of the Partnership’s crude oil and natural gas sales volumes, respectively. During the third quarter of 2010, the Gumbo II well accounted for 62.9% and 71.3% of the Partnership’s crude oil and natural gas sales volumes, respectively.  The operator of the well slowly increased production volumes from the well during the first seven months of 2010, resulting in increased volumes for the three and nine month periods ended September 30, 2010.  Third quarter 2010 sales volumes from the Gumbo II well were also higher  than  third quarter  2009 sales volumes because the well was shut-in for thirteen days during the third quarter of 2009 due to issues with the oil pipeline. The Gumbo II well did produce at full production rates during the third quarter of 2010. Production from the eight Cole Ranch wells, in which the Partnership owns a 50% working interest and a 37.5% revenue interest, declined slightly from an average of 37 barrels of crude oil per day and 119 Mcf of natural gas per day during the third quarter of 2009 to a level of 34 barrels of crude oil per day and 112 Mcf of natural gas per day during the third quarter of 2010. The increased production from the Gumbo II well more than offset the decrease in volumes produced from the eight Cole Ranch wells. In addition, crude oil and natural gas average sales prices for the three and nine month periods ended September 30, 2010 increased from those received during the three and nine month periods ended September 30, 2009.     As a result, total 2010 revenues for both the three and nine month periods ended September 30, 2010 are higher than revenues for the corresponding three and nine month periods ended September 30, 2009. As a result of the operator increasing production volumes from the Gumbo II well beginning in January 2010, we expect fourth quarter 2010 volumes to be higher than corresponding fourth quarter 2009 volumes. Subsequent to December 31, 2010, we expect to see comparative volumes begin to decline. In addition, gas prices have decreased and it is expected that average gas prices received during the fourth quarter of 2010 will decline from third quarter 2010 levels.

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for September 30, 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to September 30, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2010 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves as of September 30, 2010 and 2009 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2010	37,664	136,676
September 30, 2009	22,534	87,945

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The Partnership had net income of $61,425 for the three month period ended September 30, 2010, compared to a net loss of $90,022 for the three month period ended September 30, 2009.

The average oil price received on a comparative basis increased from $64.80 per barrel of crude oil during the third quarter of 2009 to $69.64 per barrel during the third quarter of 2010, an increase of 7.5%. Gas prices also increased from an average price of $4.00 per Mcf of natural gas produced during the quarter ended September 30, 2009 to $5.16 per Mcf for the quarter ended September 30, 2010, an increase of 29.0%. The increase in sales volumes mentioned above, in combination with this increase in sales prices, resulted in a comparative increase in oil and gas sales revenues of $83,893, or 41.7% for the quarter ended September 30, 2010.

Lease operating costs increased from $60,039 during the quarter ended September 30, 2009 to $95,297 during the quarter ended September 30, 2010, primarily due to a true up of lease operating expense accruals associated with the Cole Ranch wells.

The Partnership incurred $110,567 of property impairment expense during the three month period ended September 30, 2009 as a result of declining oil and gas prices, compared to no property impairment expense during the three month period ended September 30, 2010. Depletion expense increased from $58,290 for the three month period ended September 30, 2009 to $64,155 for the three month period ended September 30, 2010, primarily due to the increased sales volumes from the Gumbo II well. As of July 2010 the operator of the Gumbo II well stabilized production rates, which had been slowly increased beginning with January 2010. The well produced at the new higher rate for the entire third quarter of 2010, resulting in a significant increase in production volumes (see table above) and higher depletion.

General and administrative costs decreased from $52,358 incurred during the three months ended September 30, 2009 to $40,398 incurred during the three months ended September 30, 2010.  RELP has gradually been reducing its total overhead costs and total overhead charged to partnerships has decreased in 2010 from 2009 levels. The administrative overhead charge to the Partnership decreased from $32,862 for the three months ended September 30, 2009 to $28,155 for the three months ended September 30, 2010.   In addition, land and geological direct costs declined by approximately $5,000.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

The Partnership had a net income of $327,493 for the nine month period ended September 30, 2010, compared to a net loss of $442,945 for the nine month period ended September 30, 2009.

Average oil prices received on a comparative basis increased from $48.13 per barrel of crude oil during the nine month period ended September 30, 2009 to $71.09 per barrel during the nine month period ended September 30, 2010, an increase of 47.7%. Gas prices also increased from an average price of $4.45 per Mcf of natural gas produced during the nine month period ended September 30, 2009 to $5.36 per Mcf for the nine month period ended September 30, 2010, an increase of 20.4%. Combined with the increase in sales volumes, the Partnership’s oil and gas sales revenues rose by $268,307, or 45.1% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Lease operating costs decreased from $205,171 during the nine months ended September 30, 2009 to $176,024 during the nine months ended September 30, 2010, primarily as a result of reduced ad valorem tax expenses.  Production taxes decreased during the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009 by approximately $33,000. An increase in production taxes of approximately $12,000 due to increased volumes and revenues was offset by an approximate $45,000 credit adjustment received from the operator of the Gumbo II well during the second quarter of 2010. The operator refunded prior production tax payments because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.

The Partnership incurred no property impairment expense during the nine month period ended September 30, 2010. However, the decline in oil and gas prices during the first nine months of 2009 resulted in impairment expense of proved properties totaling $349,404 for the nine month period ended September 30, 2009. Depletion expense decreased from $243,731 for the nine month period ended September 30, 2009 to $171,997 for the nine month period ended September 30, 2010. The higher overall prices for 2010 have led to increased reserves and lower overall depletion rates. In addition, the 2009 property impairment totaling $349,404 resulted in a lower property basis for 2010.

General and administrative costs decreased from $194,362 incurred during the nine months ended September 30, 2009 to $174,875 incurred during the nine months ended September 30, 2010. RELP has gradually been reducing its total overhead costs and total overhead charged to partnerships has decreased in 2010 from 2009 levels. The administrative overhead charge to the Partnership decreased from $98,501 for the nine months ended September 30, 2009 to $96,863 for the nine months ended September 30, 2010.   In addition, professional fees and direct costs also declined.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF GLOBAL ENERGY VIII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 12, 2010	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 12, 2010	By:	/s/ Daniel C. Sibley
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