Form 10-K
period 2010-12-31
Reef Global Energy VIII, L.P.
filed 2011-03-31
CIK 1368954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

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

As of March 31, 2011, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VIII, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

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

Other partnerships formed as a part of the Program also own working interests in some of the prospects owned by this Partnership. Reef has also purchased working interests in certain partnership prospects for some of the other partnerships it manages. In instances where the percentage ownership of the Partnership and Reef-affiliated entities in a prospect is large enough, Reef Exploration, L.P. (RELP), an affiliate of Reef formed in 2005, serves as operator of the prospect. RELP serves as operator of two developmental Partnership prospects and operates sixteen successful wells located on these two prospects. In this Annual Report on Form 10-K (Annual Report), we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

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

Drilling and Completion Phase of Operations

On all prospects currently operated by RELP, drilling operations were contracted to independent third party drillers, and the costs of the wells to the Partnership were determined by actual third party costs, plus monthly operator fees charged at the competitive rate for the geographical area where the wells are located.

The Partnership generally pays drilling and completion costs as incurred.  Wells drilled that failed to result in the discovery of commercial quantities of crude oil or natural gas were plugged and abandoned in accordance with applicable regulations. One developmental well and two exploratory wells in which the Partnership participated in drilling operations were unsuccessful and have been plugged and abandoned. Seventeen developmental and one exploratory well in which the Partnership participated in drilling operations were successful. The exploratory well ceased production during 2009. One of the seventeen developmental wells was converted to a salt water disposal well during 2010.

RELP is currently the operator of two developmental prospects, and serves as operator of sixteen successful wells in which the Partnership has a working interest, including the eight wells located on the Sand Dunes prospect discussed in more detail in “Item 2 — Properties”. As a well operator, RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. The wells are subject to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities were completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering lines, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership participated in drilling seventeen successful developmental wells, including the eight wells located on the Sand Dunes prospect discussed in more detail in “Item 2 — Properties”, and one successful exploratory well. The successful exploratory well ceased production in 2009. RELP currently operates sixteen Partnership wells and a third party operates one Partnership well.

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

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2010, one marketer and one operator accounted for 44.7% and 54.7% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2009, one marketer and one operator accounted for 54.7% and 44.1% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2008, one marketer and one operator accounted for 70.3% and 25.3% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

Competition

There are thousands of oil and natural gas companies in the United States.  Competition is strong among persons and entities involved in the exploration for and production of crude oil and natural gas.  Reef expects the Partnership to encounter strong competition at every phase of business.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

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

Members of the Organization of Petroleum Exporting Countries (OPEC) establish prices and production quotas for petroleum products from time to time with the intent of affecting the global supply of crude oil and reducing, increasing or maintaining certain price levels.  Reef is unable to predict what effect, if any, such actions will have on the amount of or the prices received for crude oil produced and sold from the Partnership’s wells.

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties. Approximately 57.3% of the Partnership’s estimated proved reserves were crude oil reserves and 42.7% were natural gas reserves at December 31, 2010. As a result, the Partnership’s financial results are sensitive to fluctuations in both crude oil and natural gas prices.

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

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries around the world experienced an economic downturn in 2008 and 2009 which could continue to impact the industry in 2011 and beyond. The economic downturn has had an adverse impact on demand and pricing for crude oil and natural gas. A continuation of the economic downturn could have a further negative impact on crude oil and natural gas prices. The Partnership’s operating cash flows and profitability will be significantly affected by declining crude oil and natural gas prices. Further declines in crude oil and natural gas prices may also impact the value of our crude oil and natural gas reserves, which could result in future impairment charges to reduce the carrying value of the Partnership’s oil and gas properties.

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

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2010 are based upon the 12-month unweighted arithmetic average of the first-day-of-the-month prices and costs in effect when the estimate is made. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

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

Drilling Activities and Productive Wells

Partnership prospects are located onshore in Louisiana, Texas, and New Mexico. The Partnership purchased working interests in three developmental prospects. The Partnership has participated in drilling eight successful developmental wells on the Cole Ranch prospect in Glasscock County, Texas. The Partnership has participated in drilling one successful and one unsuccessful developmental well on a prospect located in Terrebonne Parish, Louisiana.

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008, two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells could not be commercially productive without efficient salt water disposal capabilities, and none of the options regarding salt water disposal were economically viable at first quarter 2009 commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells were classified as unsuccessful, and no crude oil and natural gas reserves for these wells were included in the December 31, 2008 reserve information presented in this Annual Report.

Beginning with March 2009, oil prices increased from levels below $40 per barrel to between $60 and $70 per barrel by the third quarter of 2009. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010.  Upon completion of the disposal facilities, the new disposal well became operational during August 2010. Based on the disposal capacity of the converted well, all of the remaining seven Sand Dunes wells have been placed into production as of December 31, 2010. The cost of the well conversion to this Partnership as of December 31, 2010 was approximately $170,778. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There are 2,080 BBL of crude oil and 2,360 Mcf of natural gas reserves net to the Partnership’s interest for the wells placed on full time production during 2010.  As a result, the Sand Dunes wells have been classified as successful as of December 31, 2010.

The Partnership also has interests in unproved property consisting of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership fully impaired this unproved property during the fourth quarter of 2008 and has no plans to conduct any drilling operations on this acreage.

The Partnership purchased working interests in three exploratory prospects upon which three exploratory wells were drilled. The Partnership participated in drilling one successful exploratory well located in Lavaca County, Texas that ceased production during 2009. The Partnership participated in drilling two unsuccessful exploratory wells located in St. Mary and Iberville Parish, Louisiana.

Sixteen of the successful wells in which the Partnership participated drilling are currently producing, and one has been converted into a salt water disposal well.

Proved Crude Oil and Natural Gas Reserves

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the unweighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2009 and 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to periods prior to December 31, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2009 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves at December 31, 2010, 2009, and 2008 are summarized below. The estimated quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2008	23,716	170,476
Net proved reserves as of December 31, 2009	40,040	154,440
Net proved reserves as of December 31, 2010	46,860	209,170

The standardized measure of discounted future net cash flows as of December 31, 2010 and 2009 is computed by applying the 12-month average beginning-of-month price for the year, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows as of December

31, 2008 is computed by applying year-end prices, costs, and legislated tax rates and a discount factor of 10% to net proved reserves. The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2008	$1,012,742
Standardized measure of discounted future net cash flows as of December 31, 2009	$1,175,290
Standardized measure of discounted future net cash flows as of December 31, 2010	$1,996,240

During the years ended December 31, 2010, 2009, and 2008, the Partnership recorded property impairment costs of proved properties totaling $0, $349,404, and $3,252,689 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using the methodologies described above.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum consulting company, Forrest A. Garb & Associates, Inc., (“FGA”) of Dallas, Texas, to prepare its December 31, 2010 and 2009 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2010 and 2009. The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. FGA is an independent firm of petroleum engineers and geologists. They do not own an interest in any of our properties, and are not employed on a contingent fee basis. FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

The Partnership used an independent petroleum engineer, Gleason Engineering, of Arlington, Texas, to prepare its December 31, 2008 estimates of net proved crude oil and natural gas reserves.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to our independent petroleum engineering firm, FGA. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Reserve estimates are prepared by FGA. Our technical staff and members of our accounting department meet regularly with FGA’s representatives to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. H. Walt Dunagin, Executive Vice President, Land Manager — Acquisitions and Divestitures for RELP, is the senior executive of RELP primarily responsible for overseeing the preparation of reserve estimates by FGA. Mr. Dunagin is a Professional Landman with over thirty years of industry experience in oil and gas operations, acquisitions and divestitures. He is an active member of the American Association of Petroleum Landmen (“AAPL”) and the Association of International Petroleum Negotiators (“AIPN”). Any significant reserve changes are approved by Mr. Dunagin and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

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

ITEM 3.	LEGAL PROCEEDINGS

The Partnership is not, and has not been, a party to any legal proceedings.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2010, the Partnership had one managing general partner, and 536 non-Reef investor partners (“investor partners”). Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investor partners were converted into limited partner units during the 3rd quarter of 2008. Reef holds a total of 32.425 general partner units and the investor partners hold 616.076 limited partner units. No established trading market exists for the units.

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

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated July 14, 2006. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2010.

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

The Partnership registered a total of 400 units of limited partner interests and 1,600 units of general partner interests. The aggregate offering amount registered was $50,000,000. During the offering period that terminated on December 29, 2006, the Partnership sold 616.076 units to investor partners, consisting of 95.283 units of limited partner interest and 520.793 units of additional general partner interest. Reef purchased 32.425 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $16,090,928. Reef also contributes 1% of all leasehold, drilling, and completion costs as incurred. At December 31, 2010, Reef had contributed $131,210 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $2,310,285, leaving capital contributions of $13,911,853 available for Partnership oil and gas operations. The Partnership expended $14,102,150 on the drilling of 21 wells and $53,048 on general and administrative expenses during its initial drilling phase of operations. Expenditures in excess of available capital contributions were deducted from Partnership distributions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,				Period from inception (August 14, 2006) to December 31,
	2010	2009	2008	2007	2006

Revenue	$1,209,116	$863,908	$1,682,789	$1,213,154	$—
Interest income	138	2,033	14,852	233,093	76,702
Costs and expenses	(718,555)	(1,133,508)	(5,036,689)	(9,184,540)	(56,693)
Net income (loss)	490,699	(267,567)	(3,339,048)	(7,738,293)	20,009

Allocation of net income (loss):
Managing general partner	$94,722	$(3,472)	$(123,770)	$(352,799)	$10,816
General partner units	—	—	123,577	(6,243,247)	7,771
Limited partner units	395,977	(264,095)	(3,338,855)	(1,142,247)	1,422
Net income (loss) per managing partner unit	2,921.27	(107.07)	(3,817.12)	(10,880.45)	333.58
Net income (loss) per general partner unit	—	—	237.29	(11,987.96)	14.92
Net income (loss) per limited partner unit	642.74	(428.67)	(5,218.96)	(11,987.96)	14.92

Total assets	917,009	805,603	1,575,857	6,225,728	16,268,841
Distributions to managing general partner	62,165	10,745	155,527	156,586	—
Distributions to investor partners	340,200	58,803	851,123	856,914	—
Distributions per general partner unit	—	—	639.81	1,390.92	—
Distributions per limited partner unit	552.20	95.45	1,381.52	1,390.92	—
Distributions per managing general partner unit	1,917.19	331.38	4,796.52	4,829.18	—

Operating Data
Annual sales volume:
Gas (MCF)	52,763	46,555	46,147	22,974	—
Oil (BBL)	12,946	11,978	12,259	12,330	—

Average sales price:
Gas (per MCF)	$5.18	$4.75	$10.27	$10.62	$—
Oil (per BBL)	$72.27	$53.68	$98.62	$78.61	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In applying the full cost method at December 31, 2010, we perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any, for 2010. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations.  No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2010, 2009, and 2008, the Partnership recognized property impairment expense of proved properties totaling $0, $349,404, and $3,252,689, respectively.

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

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer at December 31, 2010, 2009, and 2008, utilizing prices and costs as promulgated by the SEC. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved crude oil and natural gas reserves and is computed using the units-of-production method based upon this estimate of proved reserves. During the years ended December 31, 2010, 2009, and 2008, the Partnership had depreciation, depletion, and amortization expense totaling $223,689, $283,830, and $754,949, respectively.

Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations. During the years ended December 31, 2010, 2009, and 2008, the Partnership recognized $0, $0, and $79,341 of asset retirement obligations and additional capitalized cost in connection with successful wells drilled by the Partnership.  During the year ended December 31, 2010, the Partnership recognized $5,478 of asset retirement obligations and additional capitalized cost in connection with the conversion of a well in the Sand Dunes prospect to a salt water disposal well.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2010, 2009, and 2008, the Partnership had no material gas imbalance positions.

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

The Partnership raised capital from the sale of Partnership units to investor partners and Reef and used those funds for the purchase of working interests in prospects and for drilling and completion operations and administrative costs during its drilling phase of operations. The Partnership did not borrow funds during the drilling phase of operations, and interest income and crude oil and natural gas revenues from successful wells, net of expenses, are being distributed monthly to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled on by the Partnership during the drilling phase of operations. The Partnership completed its drilling phase of operations during the first quarter of 2008. The Partnership currently has no plans to drill additional wells on any Partnership prospect, or to acquire any additional prospects.

The Partnership does not operate in any other industry segment. The Partnership expended approximately $599,000 for the purchase of working interests in three developmental prospects, and expended approximately $368,000 for the purchase of working interests in three exploratory prospects.  The Partnership has three prospects in Louisiana, two in Texas, and one in New Mexico, all of which are located onshore. The Partnership participated in drilling eighteen developmental and three exploratory wells on these prospects during 2007 and 2008. The Partnership participated in drilling seventeen successful developmental wells, of which sixteen are currently producing and one has been converted to a salt water disposal well, and one unsuccessful developmental wells. The Partnership participated in drilling one successful exploratory well which ceased production during 2009, and two unsuccessful exploratory wells.

Should the Partnership elect to borrow monies for additional development activity on its prospects, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership has no current plans for additional drilling. The Partnership is permitted but is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.  See “Item 7A - Quantitative And Qualitative Disclosure About Market Risk.”

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $16,090,928. Investor partners purchased 520.793 general partner units and 95.283 limited partner units for $15,401,896. Reef purchased 32.425 general partner units, or 5% of the total units sold, for $689,032. As of December 31, 2010, Reef has also contributed $131,210 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $2,310,285, leaving capital contributions of $13,911,853 available for Partnership activities. The Partnership was formed on August 14, 2006 and the last partner was admitted to the Partnership on December 29, 2006.

The Partnership did not borrow additional funds in accordance with limitations set forth in the Partnership Agreement during the drilling phase of operations. The Partnership expended $14,102,150 on the drilling of 21 wells and $53,048 on general and administrative expenses during its initial drilling phase of operations. Expenditures in excess of available capital contributions were deducted from Partnership distributions.

Please see Item 1A of this Annual Report for a list of risk factors that could impact the Partnership. The Partnership distributes to investors on at least a quarterly basis the net cash flow from interest income and crude oil and natural gas sales revenues from successful wells, less operating, general and administrative, and other costs. These funds are not available for drilling activities.

The Partnership had working capital of $210,143 at December 31, 2010. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

Results of Operations

Year ended December 31, 2010 compared to Year ended December 31, 2009

During the year ended December 31, 2010, the Partnership earned net income of $490,669, compared to a net loss of $267,567 incurred during the year ended December 31, 2009. The change in operating results is due to two primary factors.  First, the Partnership saw increases in both crude oil and natural gas sales volumes, along with significant increases in the 2010 average sales prices for its crude oil and natural gas compared to 2009, as discussed in more detail below.  Second, the Partnership had impairment of proved properties of $349,404 during the year ended December 31, 2009 compared to no impairment of proved properties during the year ended December 31, 2010.

Due mainly to rising commodity prices during the year, no impairment of properties was necessary during 2010.  The Partnership’s year-end reserve report utilizes the unweighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs to compute estimated discounted future net cash flows from successful wells. The base year end prices used in the Partnership’s reserve studies were $79.79 per barrel of crude oil and $4.39 per MCF of natural gas at December 31, 2010, compared to $61.08 per barrel of crude oil and $3.83 per MCF of natural gas at December 31, 2009.  The 2010 year-end prices directly affect the estimated economic lives and, therefore, estimated reserves recoverable from Partnership wells. At December 31, 2010, the estimated discounted future net cash flows of the Partnership totaled $1,996,240 compared to $1,175,290 at December 31, 2009.

Overall, sales volumes increased during the year ended December 31, 2010 compared to the year ended December 31, 2009.  The Rob L RA SUA CL&F #1 (“Gumbo II”) well, located in Terrebonne Parish, Louisiana, is the most productive well in which the Partnership has an interest. During the year ended December 31, 2010, the Gumbo II well accounted for 55.5% and 73.1% of the Partnership’s crude oil and natural gas sales volumes, respectively.  During the year ended December 31, 2009, the Gumbo II well accounted for 45.4% and 61.4% of the Partnership’s crude oil and natural gas sales volumes, respectively.  The operator of the Gumbo II well slowly increased production volumes from the well during 2010, resulting in increased volumes from this well during the year ended December 31, 2010.

Sales prices received for the Partnership’s production also increased during the year ended December 31, 2010. The average oil price received on a comparative basis increased from $53.68 per barrel of crude oil during the year ended December 31, 2009 to $72.27 per barrel during the year ended December 31, 2010, an increase of 34.6%. Natural gas prices also increased from an average price of $4.75 per Mcf of natural gas produced during the year ended December 31, 2009 to $5.18 per Mcf for the year ended December 31, 2010, an increase of 9.1%. Due to the increases in volumes and average sales prices received, the Partnership’s oil and gas sales revenues rose by $345,208, or 40.0% for the year ended December 31, 2010.

Lease operating expenses increased from $207,749 during the year ended December 31, 2009 to $225,960 during the year ended December 31, 2010, primarily due to timing of accruals related to the Cole Ranch wells. Production taxes decreased during the year ended December 31, 2010 compared to the year ended December 31, 2009 by $17,541, from $42,562 to $25,021. This was the result of an adjustment received from the operator of the Gumbo II well during the second quarter of 2010. The operator refunded prior production tax payments because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.

General and administrative costs decreased from $233,665 incurred during the year ended December 31, 2009 to $228,549 incurred during the year ended December 31, 2010, primarily due to decreased legal fees as well as direct technical charges from RELP.  The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. Overall activity of this Partnership has begun to increase since the Sand Dunes wells began to be placed back on line during the third quarter of 2010, and accordingly, overhead charged by RELP increased during the fourth quarter of 2010.  The administrative overhead charge to the Partnership increased from $120,372 for the year ended December 31, 2009 to $132,371 for the year ended December 31, 2010.

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

The Partnership’s year-end reserve report utilizes the unweighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs to compute estimated discounted future net cash flows from successful wells. The base year end prices used in the Partnership’s reserve studies were $61.08 per barrel of oil and $3.83 per MCF of natural gas at December 31, 2009, compared to $44.60 per barrel of oil and $5.71 per MCF of natural gas at December 31, 2008.  The 2009 year-end prices directly affect the estimated economic lives and, therefore, estimated reserves recoverable from Partnership wells. The increase in oil prices between periods outweighed the decrease in gas prices between periods, due to the fact that a majority of Partnership reserves are crude oil reserves.  At December 31, 2009, the estimated discounted future net cash flows of the Partnership totaled $1,175,290 compared to $1,012,742 at December 31, 2008. The Partnership recorded property impairment expense of proved properties totaling $349,404 during the first and third quarters of 2009, but no additional impairment was needed at December 31, 2009.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2010 and 2009, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements as of December 31, 2010.

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

Assuming the production levels we attained during the year ended December 31, 2010, a 10% change in the price received for our crude oil would have had an approximate $93,600 impact on our crude oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $27,300 impact on our natural gas revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm, and the Partnership’s financial statements, related notes, and supplementary data are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Annual Report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial and accounting officer of the Partnership’s managing general partner, Reef Oil & Gas Partners, L.P., evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report. Based on that evaluation,  the principal executive officer and principal financial and accounting officer of our managing general partner have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer of our managing general partner, as appropriate to allow timely decisions regarding financial disclosure.

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Michael J. Mauceli	54	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
H. Walt Dunagin	53	Executive Vice President and Land Manager of RELP
Daniel C. Sibley	59	Chief Financial Officer and General Counsel of RELP
David M. Tierney	58	Chief Financial Reporting Officer and Treasurer of RELP

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, as well as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served in this position with RELP since January 2006 and has served in this position with its predecessor entity, OREI, Inc. (OREI) since 1987.  Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and natural gas business in 1976 when he joined Tenneco Oil & Gas Company.  Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

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

David M. Tierney, the Chief Financial Reporting Officer and Treasurer of RELP, has been employed by RELP since January 2006 and was previously with its predecessor entity, OREI, Inc., since March 2001.  Mr. Tierney became Chief Financial Reporting Officer of RELP in March 2010 and Treasurer of RELP in May 2009.  Prior to that, Mr. Tierney served as Chief Accounting Officer — Public Partnerships of RELP starting in July 2008. From 2001 to 2008, Mr. Tierney was the Controller of the Reef Global Energy Ventures and Reef Global Energy Ventures II partnerships.  Mr. Tierney received a Bachelor’s degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant.  Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979.  From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

On May 29, 2009, Reef SWD 2007-A, L.P. (“Reef SWD 2007-A”), an affiliate of Reef,filed a lawsuit against Ricardo Guevara and certain of his affiliates alleging that Guevara misrepresented and omitted material information in regard to Reef SWD 2007-A’s purchase of four salt water disposal facilities located in Webb and Zapata Counties, Texas for a price of $7.5 million.  The lawsuit, styled Reef SWD 2007-A v. Ricardo Guevara, et al. (Cause No. 09-06828) was filed in the 14th-A Judicial District Court of Dallas County, Texas and sought rescission and actual damages, consequential damages, exemplary damages, attorneys’ fees, and costs.  On October 1, 2009, the court entered an order transferring the venue of the case to Zapata County, Texas.  On January 4, 2010, Reef SWD 2007-A non-suited Mr. Guevara and his affiliates and terminated its Texas state court litigation against them.  On January 5, 2010, Reef SWD 2007-A instituted a federal bankruptcy Chapter 11 proceeding in the U.S. Bankruptcy Court for the Northern District of Texas.  As part of that proceeding, Reef SWD 2007-A is asserting claims against Mr. Guevara and his affiliates similar in nature to the claims that were brought in the Texas state courts, as well as certain claims regarding fraudulent conveyances, which can only be brought in bankruptcy court.  On March 30, 2010, Reef SWD 2007-A filed an application with the court to convert the Chapter 11 proceeding to a Chapter 7 proceeding under the U.S. Bankruptcy Code. Pursuant to those proceedings, Reef SWD 2007-A sold all of its operating assets for approximately $1.3 million dollars. On November 3, 2010, Mr. Guevara et al. filed a counterclaim against Reef SWD 2007-A in the bankruptcy matter, alleging breach of contract for unpaid amounts allegedly due under the note from Reef SWD 2007-A (related to the original, underlying transaction) and tort claims of fraud, negligent misrepresentation, negligence, gross negligence, and breach of fiduciary duty.  On February 23, 2011, the court dismissed with prejudice in part the tort claims asserted by Defendants.  The court gave Defendants until March 15, 2011 to file an amended counterclaim relating to alleged fraud concerning Reef SWD 2007-A’s prior experience with saltwater disposal facilities but no amended counterclaim was filed. The case is presently set for trial during the week of October 17, 2011. Reef SWD 2007-A still intends to vigorously pursue its claims against Mr. Guevara and his affiliates and to defend any remaining counterclaims.

Audit Committee and Nominating Committee

Because the Partnership has no directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because the Partnership has no employees, it does not have a code of ethics.  Employees of the Partnership’s managing general partner, Reef, must comply with Reef’s Code of Ethics, a copy of which will be provided to any partner, without charge, upon request made to Reef Oil & Gas Partners, L.P., 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080, Attention: Daniel C. Sibley.

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

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2010, 2009, and 2008, the Partnership reimbursed Reef $9,561, $1,509, and $62,446, respectively, for technical services costs which have been capitalized as project costs, and $140,628, $144,277, and $175,801, respectively, for administrative costs included as general and administrative expenses.

Operator fees are payable to RELP for the wells on the two prospects where RELP serves as operator. RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third party working interest owners in the well. During the years ended December 31, 2010, 2009, and 2008, the Partnership paid operator fees totaling $44,724, $42,785, and $39,363 to RELP. RELP serves as operator for two Partnership prospects upon which sixteen successful wells have been drilled.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2010 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO USA, LLP, as disclosed in the table below:

	2010	2009
Audit fees	$52,966	$49,850
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2011		REEF GLOBAL ENERGY VIII, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

		By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Mauceli	Manager and Member of Reef Oil & Gas Partners, GP, LLC, the general partner of Reef Oil & Gas Partners, L.P., the Managing General Partner of the Partnership (Principal Executive Officer)	March 31, 2011
Michael J. Mauceli

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of Reef Exploration, L.P. (Principal Financial and Accounting Officer)	March 31, 2011
Daniel C. Sibley

EXHIBIT INDEX

3.1(a)(i)		Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-52541, as filed with the SEC on March 30, 2007.

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

*     Attached herewith

Reef Global Energy VIII, L.P.

Financial Statements

Years Ended December 31, 2010, 2009, and 2008

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VIII, L.P.

We have audited the accompanying balance sheets of Reef Global Energy VIII, L.P. as of December 31, 2010 and 2009 and the related statements of operations, partnership equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VIII, L.P. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective December 31, 2009, the Partnership changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

/s/ BDO USA, LLP

Dallas, Texas

March 31, 2011

Reef Global Energy VIII, L.P.

Balance Sheets

December 31,	2010	2009

Assets

Current assets:
Cash and cash equivalents	$45,242	$43,541
Accounts receivable	19	2,680
Accounts receivable from affiliates	177,140	136,067
Prepaid expenses	—	4,167
Total current assets	222,401	186,455

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $13,735,793 and $13,512,105	694,608	619,148
Net oil and gas properties	694,608	619,148

Total assets	$917,009	$805,603

Liabilities and partnership equity

Current liabilities:
Accounts payable	$12,258	$5,000
Total current liabilities	12,258	5,000

Long-term liabilities:
Asset retirement obligation	269,161	253,347
Total long-term liabilities	269,161	253,347

Commitments and contingencies (Note 5)

Partnership equity
Limited partners	574,874	519,097
Managing general partner	60,716	28,159
Partnership equity	635,590	547,256

Total liabilities and partnership equity	$917,009	$805,603

See accompanying notes to financial statements.

Reef Global Energy VIII, L.P.

Statements of Operations

	For the Years Ended December 31,
	2010	2009	2008

Revenues	$1,209,116	$863,908	$1,682,789

Costs and expenses:
Lease operating expenses	225,960	207,749	436,643
Production taxes	25,021	42,562	98,606
Depreciation, depletion and amortization	223,689	283,830	754,949
Property impairment	—	349,404	3,406,019
Accretion of asset retirement obligation	15,336	16,298	49,799
General and administrative	228,549	233,665	290,673
Total costs and expenses	718,555	1,133,508	5,036,689

Income (loss) from operations	490,561	(269,600)	(3,353,900)

Interest income	138	2,033	14,852

Net income (loss)	$490,699	$(267,567)	$(3,339,048)

Net income per general partner unit	$—	$—	$237.29
Net income (loss) per limited partner unit	$642.74	$(428.67)	$(5,218.96)
Net income (loss) per managing general partner unit	$2,921.27	$(107.07)	$(3,817.12)

See accompanying notes to financial statements.

Reef Global Energy VIII, L.P.

Statements of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2007	520.793	4,149,260	95.283	759,136	32.425	313,088	648.501	5,221,484
Partner contributions	—	—	—	—	—	5,400	—	5,400
Partner distributions	—	(333,209)	—	(517,914)	—	(155,527)	—	(1,006,650)
Net income (loss)	—	123,577	—	(3,338,855)	—	(123,770)	—	(3,339,048)
Conversion of general partner units into limited partner units (Note 1)	(520.793)	(3,939,628)	520.793	3,939,628	—	—	—	—
Balance at December 31, 2008	—	—	616.076	841,995	32.425	39,191	648.501	881,186

Distribution amount per partnership unit		$639.81		$1,381.52		$4,796.52

Balance at December 31, 2008	—	—	616.076	841,995	32.425	39,191	648.501	881,186
Partner contributions	—	—	—	—	—	3,185	—	3,185
Partner distributions	—	—	—	(58,803)	—	(10,745)	—	(69,548)
Net loss	—	—	—	(264,095)	—	(3,472)	—	(267,567)
Balance at December 31, 2009	—	$—	616.076	$519,097	32.425	$28,159	648.501	$547,256

Distribution amount per partnership unit		$—		$95.45		$331.38

Balance at December 31, 2009	—	—	616.076	519,097	32.425	28,159	648.501	547,256
Partner distributions	—	—	—	(340,200)	—	(62,165)	—	(402,365)
Net income	—	—	—	395,977	—	94,722	—	490,699
Balance at December 31, 2010	—	$—	616.076	$574,874	32.425	$60,716	648.501	$635,590

Distribution amount per partnership unit		$—		$552.20		$1,917.19

See accompanying notes to financial statements.

Reef Global Energy VIII, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009	2008
Operating Activities
Net income (loss)	$490,699	$(267,567)	$(3,339,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Plugging and abandonment costs paid from asset retirement obligation	(5,000)	—	—
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	223,689	283,830	754,949
Property impairment	—	349,404	3,406,019
Accretion of asset retirement obligation	15,336	16,298	49,799
Changes in operating assets and liabilities:
Accounts receivable	2,661	—	(2,680)
Accounts receivable from affiliates	(41,073)	(136,067)	—
Prepaid expenses	4,167	(1,667)	(2,500)
Accounts payable	7,258	5,000	—
Accounts payable to affiliates	—	(357,569)	313,848
Net cash provided by (used in) operating activities	697,737	(108,338)	1,180,387

Investing Activities
Property acquisition and development	(293,671)	(239,640)	(1,191,680)
Net cash used in investing activities	(293,671)	(239,640)	(1,191,680)

Financing Activities
Partner capital contributions	—	3,185	17,060
Offering costs	—	(100,053)	(120,000)
Partner distributions	(402,365)	(69,548)	(1,006,650)
Net cash used in financing activities	(402,365)	(166,416)	(1,109,590)

Net increase (decrease) in cash and cash equivalents	1,701	(514,394)	(1,120,883)
Cash and cash equivalents at beginning of period	43,541	557,935	1,678,818
Cash and cash equivalents at end of period	$45,242	$43,541	$557,935

Non-cash investing transactions
Property additions included in accounts payable to affiliates	$—	$—	$28,544
Property additions and asset retirement obligation	$5,478	$—	$79,341
Non-cash financing transactions:
Offering costs included in accounts payable to affiliates	$—	$—	$100,053

See accompanying notes to financial statements.

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

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

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (“Reef”) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest is not represented by Partnership units. In addition, Reef purchased 5% of the Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders. The Partnership purchased working interests in exploratory and developmental drilling prospects and drilled oil and gas wells located onshore in the continental United States. Other partnerships formed as a part of this Program, as well as other partnerships managed by Reef also own interests in some of the prospects purchased by this Partnership. In instances where Reef-affiliated entities own a majority working interest in a prospect, wells drilled on that prospect may be operated by Reef Exploration, L.P. (“RELP”), an affiliate of the managing general partner. The Partnership does not operate in any other industry segment.

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

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated July 14, 2006. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2010.

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

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

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

In applying the full cost method at December 31, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of  unproved properties, if any, for 2010. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2010, 2009, and 2008, the Partnership recognized property impairment expense of proved properties totaling $0, $349,404, and $3,252,689, respectively.

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

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

properties by recognizing $153,330 of property impairment expense.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at December 31, 2010 and 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the unweighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12 month period and current costs. Estimates of the Partnership’s proved reserves at December 31, 2008 have been prepared and presented using previous SEC rules and accounting standards that required pricing based upon end-of-period commodity prices and costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by independent petroleum engineers.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2010 and 2009.

	2010	2009
Beginning asset retirement obligation	$253,347	$237,049
Additions related to well conversion	5,478	—
Retirement related to property abandonment and restoration	(5,000)	—
Accretion expense	15,336	16,298
Ending asset retirement obligation	$269,161	$253,347

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2010, 2009 and 2008.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2010, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $2.5 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2010.

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts receivable from affiliates, and accounts payable approximates their carrying value due to their short-term nature.

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

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

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

3. Transactions with Affiliates

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the years ended December 31, 2010, 2009, and 2008, the Partnership incurred technical services and administrative costs totaling $150,189, $145,786, and $238,247, respectively. Of these amounts, $9,561, $1,509, and $62,446 represent technical services costs capitalized as project costs, and $140,628, $144,277, and $175,801 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling, and completion costs when incurred. During the years ended December 31, 2010, 2009, and 2008, this 1% obligation totaled $0, $3,185, and $5,400, respectively. Reef also purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2010 and 2009, RELP owed the Partnership $177,140 and $136,067, respectively, for net revenues processed in excess of joint interest and technical and administrative charges.   The Partnership settles its balances with Reef and RELP at least on a quarterly basis.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees are payable to the affiliate. Under such circumstances, such affiliate receives fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the years ended December 31, 2010, 2009, and 2008, the Partnership paid operating overhead fees totaling $44,724, $42,785, and $39,363 to RELP, respectively.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2010, one marketer and one operator accounted for 44.7% and 54.7% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2009, one marketer and one operator accounted for 54.7% and 44.1% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2008, one marketer and one operator accounted for 70.3% and 25.3% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

5. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

6. Partnership Equity

Sales of Partnership units began on July 14, 2006. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on August 14, 2006, and the sale of Partnership units was closed on December 29, 2006. The Partnership raised $15,401,896 from the sale of 616.076 Partnership units to investor partners. Reef purchased 32.425 units (5%) for $689,032. Reef also contributes 1% of all leasehold, drilling, and completion costs when incurred, in addition to having paid its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. In connection with this obligation, Reef has contributed $131,210 to the Partnership at December 31, 2010.

All units, except those purchased by Reef, paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $2,310,285, leaving net capital contributions of $13,911,853 available for Partnership oil and gas activities. Of the $2,310,285 management fee, offering costs were $2,260,285 and organization costs were $50,000. The Partnership has drilled twenty-one wells as of December 31, 2010, and has completed drilling operations with the capital raised by the Partnership.

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

8. Supplemental Information on Crude Oil & Natural Gas Exploration and Production Activities (unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

December 31,	2010	2009	2008

Oil and natural gas properties:
Proved properties	$14,430,401	$14,131,253	$13,891,612
Total oil and gas properties	14,430,401	14,131,253	13,891,612
Less:
Accumulated depreciation, depletion, and amortization	(2,102,640)	(1,878,952)	(1,595,121)
Property impairment	(11,633,153)	(11,633,153)	(11,283,749)
Total	$694,608	$619,148	$1,012,742

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Oil and natural gas properties:
Exploration	$3,678	$115,206	$(23,971)
Development	295,471	124,435	662,431
Total	$299,149	$239,641	$638,460

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008

Oil and gas producing activities:
Crude oil sales	$935,578	$642,966	$1,208,950
Natural gas sales	273,538	220,942	473,839
Production expenses	(250,981)	(250,311)	(535,249)
Accretion of asset retirement obligation	(15,336)	(16,298)	(49,799)
Depreciation , depletion and amortization	(223,689)	(283,830)	(754,949)
Property impairment expense	—	(349,404)	(3,252,689)
Results of producing activities	$719,110	$(35,935)	$(2,909,897)
Depletion rate per BOE	$10.29	$14.38	$37.84

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

Net Proved Developed Reserve Summary

The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firms Forrest A. Garb & Associates, Inc., as of December 31, 2010 and 2009, and by Gleason Engineering as of December 31, 2008.   A copy of the Forrest A. Garb & Associates summary reserve report is included as Exhibit 99.1 to this Annual Report.  Proved crude oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  At December 31, 2010, all of the Partnership’s reserves are classified as proved developed reserves.  All of the Partnership’s reserves are located in the United States.

The following table sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2010, 2009 and 2008.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership:
Reserves at December 31, 2007	74,932	376,991	137,764
Revisions on previous estimates	(38,957)	(160,368)	(65,685)
Production	(12,259)	(46,147)	(19,950)
Reserves at December 31, 2008	23,716	170,476	52,129

Revisions of previous estimates	28,301	30,518	33,387
Production	(11,977)	(46,554)	(19,736)
Reserves at December 31, 2009	40,040	154,440	65,780

Revisions of previous estimates	19,766	107,493	37,682
Production	(12,946)	(52,763)	(21,740)
Reserves at December 31, 2010	46,860	209,170	81,722

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

For the years ended December 31, 2010 and 2009, future cash inflows are computed by applying the new SEC pricing, which holds constant the unweighted arithmetic average of the first-day-of-the-month prices for crude oil and natural gas over the preceding 12-month period as the price basis for estimating the Partnership’s proved reserves. For the year ended December 31, 2010, calculations were made using average prices of $79.79 per barrel of crude oil and $4.93 per MCF of natural gas. For the year ended December 31, 2009, calculations were made using average prices of $61.08 per barrel of crude oil and $3.83 per MCF of natural gas. For the year ending December 31, 2008, future cash inflows were computed by applying the former SEC pricing rules, which hold constant the end-of-year price for crude oil and natural gas as the price basis for estimating the Partnership’s proved reserves. During 2008, the calculations were made using average prices of $44.60 per barrel of oil and $5.71 per MCF of natural gas.  Prices and costs are held constant for the life of the wells, however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

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

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

December 31,	2010	2009	2008
Crude oil and natural gas properties owned by the Partnership:
Future cash inflows	$4,829,310	$3,023,340	$2,186,805
Future production costs	(2,297,000)	(1,544,320)	(968,301)
Future development costs	—	(79,290)	—
Future net cash flows	2,532,310	1,399,730	1,218,504
Effect of discounting net cash flows at 10%	(536,070)	(224,440)	(205,762)
Discounted future net cash flows	$1,996,240	$1,175,290	$1,012,742

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

December 31,	2010	2009	2008
Crude oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$1,175,290	$1,012,742	$4,381,920
Extensions and discoveries	—	—	—
Net change in sales price, net of production costs	575,797	39,603	(1,042,024)
Revisions of quantity estimates	920,466	630,352	(1,276,104)
Net changes in estimated future development costs	—	(66,576)	(50,527)
Changes in production timing rates	149,957	55,194	(340,974)
Accretion of discount	117,529	101,274	438,192
Sales net of production costs	(942,799)	(597,299)	(1,097,741)
Net increase (decrease)	820,950	162,548	(3,369,178)
Standardized measure at end of year	$1,996,240	$1,175,290	$1,012,742