Form 10-Q
period 2011-03-31
Reef Global Energy VIII, L.P.
filed 2011-05-13
CIK 1368954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 13, 2011, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$56,364	$45,242
Accounts receivable	—	19
Accounts receivable from affiliates	194,136	177,140
Total current assets	250,500	222,401

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $13,779,106 and $13,735,793	654,813	694,608
Net oil and gas properties	654,813	694,608

Total assets	$905,313	$917,009

Liabilities and partnership equity

Current liabilities:
Accounts payable	$20,177	$12,258
Total current liabilities	20,177	12,258

Long-term liabilities:
Asset retirement obligation	273,243	269,161
Total long-term liabilities	273,243	269,161

Partnership equity:
Limited partners	551,159	574,874
Managing general partner	60,734	60,716
Partnership equity	611,893	635,590

Total liabilities and partnership equity	$905,313	$917,009

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2011	2010

Revenues	$318,470	$312,930

Costs and expenses:
Lease operating expenses	69,728	40,298
Production taxes	20,916	7,475
Depreciation, depletion and amortization	43,313	52,194
Accretion of asset retirement obligation	4,082	3,720
General and administrative	58,543	68,039
Total costs and expenses	196,582	171,726

Income from operations	121,888	141,204

Other income:
Interest income	15	42
Total other income	15	42

Net income	$121,903	$141,246

Net income per limited partner unit	$161.33	$186.90
Net income per managing general partner unit	$694.31	$804.98

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statement of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2011	2010

Operating Activities
Net income	$121,903	$141,246
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	43,313	52,194
Accretion of asset retirement obligation	4,082	3,720
Changes in operating assets and liabilities:
Accounts receivable	19	2,680
Accounts receivable from affiliates	(16,996)	(29,404)
Accounts payable	7,919	(855)
Net cash provided by operating activities	160,240	169,581

Investing Activities
Property acquisition and development	(3,518)	(27,610)
Net cash used in investing activities	(3,518)	(27,610)

Financing Activities
Partner distributions	(145,600)	(141,027)
Net cash used in financing activities	(145,600)	(141,027)

Net increase in cash and cash equivalents	11,122	944
Cash and cash equivalents at beginning of period	45,242	43,541
Cash and cash equivalents at end of period	$56,364	$44,485

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2011. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2010 (the “Annual Report”).

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended March 31, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2011 and December 31, 2010 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the three month period ended March 31, 2011 and the year ended December 31, 2010.

	Three months ended	Year ended
	March 31, 2011	December 31, 2010
Beginning asset retirement obligation	$269,161	$253,347
Additions related to well conversion	—	5,478
Retirement related to property abandonment and restoration	—	(5,000)
Accretion expense	4,082	15,336
Ending asset retirement obligation	$273,243	$269,161

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2011 and 2010, the Partnership incurred technical services and administrative costs totaling $37,322 and $47,211, respectively. All of these amounts represent administrative costs included as general and administrative expenses on the condensed statements of operations.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred during the drilling and completion phases of Partnership operations. Reef contributed $131,210 in connection with this obligation during the drilling phase of operations. Reef also purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2011 and December 31, 2010, RELP owed the Partnership $194,136 and $177,140, respectively, for net revenues processed in excess of joint interest and technical and administrative charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three month periods ended March 31, 2011 and 2010 is detailed below:

For the three months ended March 31, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$22,513	$694.31
Limited partner units	616.076	99,390	$161.33
Total	648.501	$121,903

For the three months ended March 31, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$26,101	$804.96
Limited partner units	616.076	115,145	$186.90
Total	648.501	$141,246

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in two developmental prospects and participated in the drilling of nine successful developmental wells and one unsuccessful developmental well on those two prospects. All nine successful wells are productive at March 31, 2011. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership purchased working interests in three exploratory prospects and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects. The successful exploratory well ceased production during 2009. The Partnership has completed its drilling program of participating in the drilling of twenty-one wells using the original capital raised by the Partnership. The final well completed drilling in February 2008 and was placed into production during May 2008. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. Currently the Partnership has no plans for additional drilling.

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

Beginning with March 2009, oil prices increased from levels below $40 per barrel to between $60 and $70 per barrel by the third quarter of 2009. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010.  Upon completion of the disposal facilities, the new disposal well became operational during August 2010. Based on the disposal capacity of the converted well, all of the remaining seven Sand Dunes wells have been placed into production as of December 31, 2010. The cost of the well conversion to this Partnership was approximately $170,778. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There were 2,080 BBL of crude oil and 2,360 Mcf of natural gas reserves net to the Partnership’s interest for the wells placed on full time production during 2010.  As a result, the Sand Dunes wells were classified as successful as of December 31, 2010.

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

The Partnership has working capital of $230,323 at March 31, 2011.  Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended March 31,
	2011	2010
Sales volumes:
Oil (Barrels)	2,887	3,219
Natural gas (Mcf)	13,175	12,514

Average sales prices received:
Oil (Barrels)	$86.30	$72.06
Natural gas (Mcf)	$5.26	$6.47

The estimated net proved crude oil and natural gas reserves as of March 31, 2011 and 2010 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2011	44,945	195,041
March 31, 2010	40,527	157,825

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

The Partnership had net income of $121,903 for the three month period ended March 31, 2011, compared to net income of $141,246 for the three month period ended March 31, 2010.

The Rob L RA SUA CL&F #1 (“Gumbo II”) well, located in Terrebonne Parish, Louisiana is the most productive well in which the Partnership has an interest. During the three month period ended March 31, 2011, the Gumbo II well accounted for 64.5% and 74.9% of the Partnership’s crude oil and natural gas sales volumes, respectively. During the three month period ended March 31, 2010, the Gumbo II well accounted for 51.7% and 73.4% of the Partnership’s crude oil and natural gas sales volumes, respectively.  Production from the eight Cole Ranch wells, net to the Partnership’s interest, declined slightly from an average of 17 barrels of crude oil per day and 41 Mcf of natural gas per day during the three month period ended March 31, 2010 to a level of 11 barrels of crude oil per day and 35 Mcf of natural gas per day during the three month period ended March 31, 2011. The increased production from the Gumbo II well partially offset the decrease in volumes produced from the eight Cole Ranch wells.

Sales prices for crude oil rose by 19.8%, to an average price of $86.30 for the three month period ended March 31, 2011, compared to an average price of $72.06 for the three month period ended March 31, 2010. Sales prices for natural gas decreased by 18.7%, to an average price of $5.26 per Mcf during the three month period ended March 31, 2011, compared to an average price of $6.47 received for during the three month period ended March 31, 2010. The increase in oil prices was offset by the decline in gas prices and oil volumes, and total sales revenues increased by $5,540 for the three month period ended March 31, 2011.

Lease operating costs increased from $40,298 during the three month period ended March 31, 2010 to $69,728 during the three month period ended March 31, 2011, primarily due to increased marketing and gathering expenses as well as repairs and maintenance expenses.  In addition, operating costs increased slightly during the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 as a result of returning the Sand Dunes wells to production. Production taxes increased during the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 due to the timing of an adjustment received from the operator of the Gumbo II well.  The operator stopped charging severance taxes during the first quarter of 2010, and ultimately refunded prior production tax payments, because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.  This was a one time tax adjustment.

The Partnership incurred $43,313 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2011 compared to $52,194 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2010.  This decrease is primarily due to the combination of declining production and rising oil prices between the comparative periods.

General and administrative costs decreased from $68,039 incurred during the three month period ended March 31, 2010 to $58,543 incurred during the three month period ended March 31, 2011, primarily due to decreased overhead charges from RELP. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $41,120 for the three month period ended March 31, 2010 to $31,071 for the three month period ended March 31, 2011.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF GLOBAL ENERGY VIII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: May 13, 2011	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: May 13, 2011	By:	/s/ Daniel C. Sibley
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