Form 10-Q
period 2011-06-30
Reef Global Energy VIII, L.P.
filed 2011-08-11
CIK 1368954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to

Commission File Number: 333-122935-03

REEF GLOBAL ENERGY VIII, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-5209097
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas	75080-3610
(Address of principal executive offices)	(Zip code)

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

As of August 10, 2011, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$57,861	$45,242
Accounts receivable	—	19
Accounts receivable from affiliates	194,022	177,140
Total current assets	251,883	222,401

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $13,820,819 and $13,735,793	621,458	694,608
Net oil and gas properties	621,458	694,608

Total assets	$873,341	$917,009

Liabilities and partnership equity

Current liabilities:
Accounts payable	$4,164	$12,258
Total current liabilities	4,164	12,258

Long-term liabilities:
Asset retirement obligation	277,414	269,161
Total long-term liabilities	277,414	269,161

Partnership equity:
Limited partners	530,564	574,874
Managing general partner	61,199	60,716
Partnership equity	591,763	635,590

Total liabilities and partnership equity	$873,341	$917,009

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Oil, gas and NGL sales	$368,330	$265,239	$686,800	$578,169

Costs and expenses:
Lease operating expenses	73,723	40,429	143,451	80,727
Production taxes	28,859	(25,837)	49,775	(18,362)
Depreciation, depletion and amortization	41,713	55,648	85,026	107,842
Accretion of asset retirement obligation	4,171	3,781	8,253	7,501
General and administrative	55,572	66,438	114,115	134,477
Total costs and expenses	204,038	140,459	400,620	312,185

Income from operations	164,292	124,780	286,180	265,984

Other income:
Interest income	14	42	29	84
Total other income	14	42	29	84

Net income	$164,306	$124,822	$286,209	$266,068

Net income per limited partner unit	$219.69	$163.69	$381.02	$350.59
Net income per managing general partner unit	$893.15	$739.53	$1,587.45	$1,544.51

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2011	2010

Cash flows from operating activities
Net income	$286,209	$266,068
Adjustments to reconcile net income to net cash provided by operating activities:
Plugging and abandonment costs paid from ARO	—	(5,000)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	85,026	107,842
Accretion of asset retirement obligation	8,253	7,501
Changes in operating assets and liabilities:
Accounts receivable	19	2,680
Accounts receivable from affiliates	(16,882)	85,634
Prepaid expenses	—	4,167
Accounts payable	(8,094)	512
Net cash provided by operating activities	354,531	469,404

Cash flows from investing activities
Property acquisition and development	(11,875)	(160,477)
Net cash used in investing activities	(11,875)	(160,477)

Cash flows from financing activities
Partner distributions	(330,037)	(306,575)
Net cash used in financing activities	(330,037)	(306,575)

Net increase in cash and cash equivalents	12,619	2,352
Cash and cash equivalents at beginning of period	45,242	43,541
Cash and cash equivalents at end of period	$57,861	$45,893

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2011. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2010 (the “Annual Report”).

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2011 and December 31, 2010 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the six month period ended June 30, 2011 and the year ended December 31, 2010.

	Six months ended	Year ended
	June 30, 2011	December 31, 2010
Beginning asset retirement obligation	$269,161	$253,347
Additions related to well conversion	—	5,478
Retirement related to property abandonment and restoration	—	(5,000)
Accretion expense	8,253	15,336
Ending asset retirement obligation	$277,414	$269,161

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost.  During the three and six month periods ended June 30, 2011, the Partnership incurred administrative costs totaling $34,283 and $71,605, respectively.  The Partnership incurred no technical services costs during the three and six month periods ended June 30, 2011. During the three and six month periods ended June 30, 2010, the Partnership incurred technical services costs of $1,516 and $1,516, respectively, and administrative costs of $27,600 and $74,812, respectively.  Technical services costs are capitalized as project costs on the condensed balance sheets. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred during the drilling and completion phases of Partnership operations. Reef contributed $131,210 in connection with this obligation. Reef also purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2011 and December 31, 2010, RELP owed the Partnership $194,022 and $177,140, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and six month periods ended June 30, 2011 is detailed below:

For the three months ended June 30, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$28,960	$893.15
Limited partner units	616.076	135,346	$219.69
Total	648.501	$164,306

For the six months ended June 30, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$51,473	$1,587.45
Limited partner units	616.076	234,736	$381.02
Total	648.501	$286,209

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in two developmental prospects and participated in the drilling of nine successful developmental wells and one unsuccessful developmental well on those two prospects. All nine successful wells are productive at June 30, 2011. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership purchased working interests in three exploratory prospects and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects. The successful exploratory well ceased production during 2009. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-one wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008, two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells could not be commercially productive without efficient salt water disposal capabilities, and none of the options regarding salt water disposal were economically viable at first quarter 2009 commodity prices. As of December 31, 2008, the eight Sand Dunes wells were considered temporarily non-commercial until the conversion of one of the eight wells into a salt water disposal well was completed and commodity prices recovered.

Beginning with March 2009, oil prices increased from levels below $40 per barrel to between $60 and $70 per barrel by the third quarter of 2009. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010.  Upon completion of the disposal facilities, the new disposal well became operational during August 2010. Based on the disposal capacity of the converted well, all of the remaining seven Sand Dunes wells were placed into production as of December 31, 2010. The cost of the well conversion to this Partnership was approximately $170,778. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. As of December 31, 2010, there were 2,080 BBL of crude oil and 2,360 Mcf of natural gas reserves net to the Partnership’s interest for the wells placed on full time production during 2010.

As of June 30, 2011, four of the Sand Dunes wells were shut-in.  Repair and maintenance work was performed on one shut-in well and it was returned to production during the third quarter of 2011.  Reef continues to evaluate the remaining three shut-in wells.

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

The Partnership has working capital of $247,719 at June 30, 2011.  Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the unaudited condensed financial statements and the related notes to the unaudited condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated. Equivalent barrels of oil (“EBO”) are computed by converting 6 Mcf of natural gas to 1 barrel of crude oil.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Sales volumes:
Oil (Barrels)	3,033	2,905	5,920	6,124
Natural gas (Mcf)	10,532	12,765	23,706	25,279

Average sales prices received:
Oil (Barrels)	$100.73	$71.59	$93.69	$71.83
Natural gas (Mcf)	$5.97	$4.49	$5.57	$5.47

The estimated net proved crude oil and natural gas reserves as of June 30, 2011 and 2010 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2011	42,014	176,150
June 30, 2010	39,588	148,567

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

The Partnership had net income of $164,306 for the three month period ended June 30, 2011, compared to net income of $124,822 for the three month period ended June 30, 2010. Higher sales prices for the Partnership’s crude oil and natural gas were the primary reason for the increase in net income between periods.

The Rob L RA SUA CL&F #1 (“Gumbo II”) well, located in Terrebonne Parish, Louisiana is the most productive well in which the Partnership has an interest. During the three month period ended June 30, 2011, the Gumbo II well accounted for 61.7% and 71.8% of the Partnership’s crude oil and natural gas sales volumes, respectively. During the three month period ended June 30, 2010, the Gumbo II well accounted for 54.7% and 74.6% of the Partnership’s crude oil and natural gas sales volumes, respectively.  Production from the eight Cole Ranch wells, net to the Partnership’s interest, declined slightly from an average of 14.6 barrels of crude oil per day and 37.4 Mcf of natural gas per day during the three month period ended June 30, 2010 to a level of 12.6 barrels of crude oil per day and 31.0 Mcf of natural gas per day during the three month period ended June 30, 2011.

Sales prices for crude oil rose by 40.7%, to an average price of $100.73 per Bbl for the three month period ended June 30, 2011, compared to an average price of $71.59 for the three month period ended June 30, 2010. Sales prices for natural gas increased by 33.0%, to an average price of $5.97 per Mcf during the three month period ended June 30, 2011, compared to an average price of $4.49 received for during the three month period ended June 30, 2010. As a result, sales revenues increased by approximately $103,000, or 38.9% on a comparative basis, despite a slight decline of approximately 4.9% in sales volumes.

Lease operating costs increased from $40,429 during the three month period ended June 30, 2010 to $73,723 during the three month period ended June 30, 2011, primarily due to increased salt water disposal costs, direct labor costs, and workover expenses on the eight Cole Ranch wells.  In addition, operating costs also increased as a result of returning the Sand Dunes wells to production during the third and fourth quarters of 2010.

Production taxes increased during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010 due to the timing of an adjustment received from the operator of the Gumbo II well.  During the second quarter of 2010, the Partnership received a severance tax credit from the operator of the Gumbo II well, because the well obtained a severance tax exemption from the State of Louisiana for the period from inception through February 2010. This one time tax adjustment resulted in the Partnership showing a negative amount for severance taxes during the second quarter of 2010.

The Partnership incurred $41,713 of depletion, depreciation, and amortization expense during the three month period ended June 30, 2011 compared to $55,648 of depletion, depreciation, and amortization expense during the three month period ended June 30, 2010.  This decrease is primarily due to the combination of declining production and rising oil prices between the comparative periods.

General and administrative costs decreased from $66,438 incurred during the three months ended June 30, 2010 to $55,572 incurred during the three months ended June 30, 2011, primarily due to decreased legal fees.  This decrease was partially offset by a slight increase in overhead charges from RELP. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charge to the Partnership increased from $27,588 for the three months ended June 30, 2010 to $31,503 for the three months ended June 30, 2011.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

The Partnership had net income of $286,209 for the six month period ended June 30, 2011, compared to net income of $266,068 for the six month period ended June 30, 2010. Higher sales prices for the Partnership’s crude oil and natural gas were the primary reasons for the increase in net income between periods.

The Rob L RA SUA CL&F #1 (“Gumbo II”) well, located in Terrebonne Parish, Louisiana is the most productive well in which the Partnership has an interest. During the six month period ended June 30, 2011, the Gumbo II well accounted for 63.1% and 73.5% of the Partnership’s crude oil and natural gas sales volumes, respectively. During the six month period ended June 30, 2010, the Gumbo II well accounted for 53.1% and 74.0% of the Partnership’s crude oil and natural gas sales volumes, respectively.  Production from the eight Cole Ranch wells, net to the Partnership’s interest, declined from an average of 16.0 barrels of crude oil per day and 39.1 Mcf of natural gas per day during the six month period ended June 30, 2010 to a level of 11.6 barrels of crude oil per day and 33.2 Mcf of natural gas per day during the six month period ended June 30, 2011. This decline was partially offset by the return of the Sand Dunes wells to production during the third and fourth quarters of 2010.  Total decline in sales volumes between the two comparable periods was approximately 4.5%.  Because the Partnership has completed its drilling program and is currently solely producing its reserves, it is expected that natural declines in production from existing Partnership wells will continue to result in quarterly declines in sales volumes.

Sales prices for crude oil rose by 30.4%, to an average price of $93.69 for the six month period ended June 30, 2011, compared to an average price of $71.83 for the six month period ended June 30, 2010. Sales prices for natural gas increased by 1.8%, to an average price of $5.57 per Mcf during the six month period ended June 30, 2011, compared to an average price of $5.47 received for during the six month period ended June 30, 2010. The percentage increases in sales prices more than made up for the decline in sales volumes, and total sales revenues increased by $108,631 for the six month period ended June 30, 2011. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. Oil prices have subsequently moved downward from the high point achieved during the second quarter of 2011.

Lease operating costs increased from $80,727 during the six month period ended June 30, 2010 to $143,451 during the six month period ended June 30, 2011, primarily due to increased repairs and maintenance and workover expenses on the eight Cole Ranch wells, and increased marketing and gathering expenses on the Gumbo II well.  In addition, operating costs also increased as a result of returning the Sand Dunes wells to production during the third and fourth quarters of 2010.

Production taxes increased during the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 due to a one time severance tax adjustment received from the operator of the Gumbo II well.  During the second quarter of 2010, the Partnership received a severance tax credit from the operator of the Gumbo II well, because the well obtained a severance tax exemption from the State of Louisiana for the period from inception through February 2010. This one time tax adjustment resulted in the Partnership showing a negative amount for severance taxes during the six month period ended June 30, 2010.

The Partnership incurred $85,026 of depletion, depreciation, and amortization expense during the six month period ended June 30, 2011 compared to $107,842 of depletion, depreciation, and amortization expense during the six month period ended June 30, 2010.  This decrease is primarily due to the combination of declining production and rising oil prices between the comparative periods.

General and administrative costs decreased from $134,477 incurred during the six months ended June 30, 2010 to $114,115 incurred during the six months ended June 30, 2011, primarily due to decreased legal fees and overhead charges from RELP. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $68,708 for the six months ended June 30, 2010 to $62,574 for the six months ended June 30, 2011.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF GLOBAL ENERGY VIII, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	August 11, 2011	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	August 11, 2011	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer and General Counsel of
Reef Exploration, L.P.
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document