Form 10-Q
period 2011-09-30
Reef Global Energy VIII, L.P.
filed 2011-11-10
CIK 1368954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 10, 2011, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$87,770	$45,242
Accounts receivable	—	19
Accounts receivable from affiliates	185,556	177,140
Total current assets	273,326	222,401

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $5,425,270 and $13,735,793	241,136	694,608
Net oil and gas properties	241,136	694,608

Total assets	$514,462	$917,009

Liabilities and partnership equity

Current liabilities:
Accounts payable	$34,058	$12,258
Total current liabilities	34,058	12,258

Long-term liabilities:
Asset retirement obligation	73,725	269,161
Total long-term liabilities	73,725	269,161

Partnership equity:
Limited partners	342,466	574,874
Managing general partner	64,213	60,716
Partnership equity	406,679	635,590

Total liabilities and partnership equity	$514,462	$917,009

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Oil, gas and NGL sales	$276,486	$285,279	$963,286	$863,448

Costs and expenses:
Lease operating expenses	53,338	95,297	196,789	176,024
Production taxes	17,765	20,184	67,540	1,822
Depreciation, depletion and amortization	36,031	64,155	121,057	171,997
Accretion of asset retirement obligation	1,337	3,851	9,590	11,352
General and administrative	50,649	40,398	164,764	174,875
Gain on sale of oil and gas properties	(4,298,537)	—	(4,298,537)	—
Total costs and expenses	(4,139,417)	223,885	(3,738,797)	536,070

Income from operations	4,415,903	61,394	4,702,083	327,378

Other income:
Interest income	16	31	45	115
Total other income	16	31	45	115

Net income	$4,415,919	$61,425	$4,702,128	$327,493

Net income per limited partner unit	$6,009.08	$75.36	$6,390.10	$425.95
Net income per managing general partner unit	$22,016.04	$462.52	$23,603.49	$2,007.03

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net income	$4,702,128	$327,493
Adjustments to reconcile net income to net cash provided by operating activities:
Plugging and abandonment costs paid from ARO	—	(5,000)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	121,057	171,997
Accretion of asset retirement obligation	9,590	11,352
Gain on sale of oil and gas properties	(4,298,537)	—
Changes in operating assets and liabilities:
Accounts receivable	19	2,680
Accounts receivable from affiliates	(8,416)	121,573
Prepaid expenses	—	4,167
Accounts payable	21,800	(3,675)
Accounts payable to affiliates	—	(62,188)
Net cash provided by operating activities	547,641	568,399

Cash flows from investing activities
Proceeds from sale of oil and gas properties	4,437,794	—
Property acquisition and development	(11,868)	(206,984)
Net cash provided by (used in) investing activities	4,425,926	(206,984)

Cash flows from financing activities
Partner distributions	(4,931,039)	(359,974)
Net cash used in financing activities	(4,931,039)	(359,974)

Net increase in cash and cash equivalents	42,528	1,441
Cash and cash equivalents at beginning of period	45,242	43,541
Cash and cash equivalents at end of period	$87,770	$44,982

Supplemental disclosure of non-cash investing transactions
Property additions included in accounts payable to affiliates	$—	$(62,188)
Asset retirement obligation reduction resulting from sale and disposition of proved properties	$205,026	$—

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2011. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2010 (the “Annual Report”).

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties. During the three and nine month periods ended September 30, 2011, the Partnership recognized gain of $4,298,537  related to the Partnership’s sale and disposition of all rights, title, and interest in leases, lands, and wells located in Glasscock County, Texas (“Cole Ranch Properties”).

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2011 and December 31, 2010 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine month period ended September 30, 2011 and the year ended December 31, 2010.

	Nine months ended	Year ended
	September 30, 2011	December 31, 2010
Beginning asset retirement obligation	$269,161	$253,347
Additions related to well conversion	—	5,478
Retirement related to property abandonment and restoration	—	(5,000)
Retirement related to sale of proved properties	(205,026)	—
Accretion expense	9,590	15,336
Ending asset retirement obligation	$73,725	$269,161

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost.  During the three and nine month periods ended September 30, 2011, the Partnership incurred administrative costs totaling $22,452 and $94,057, respectively.  The Partnership incurred no technical services costs during the three and nine month periods ended September 30, 2011. During the three and nine month periods ended September 30, 2010, the Partnership incurred technical services costs of $4,590 and $6,106, respectively, and administrative costs of $28,334 and $103,146, respectively.  Technical services costs are capitalized as project costs on the condensed balance sheets. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred during the drilling and completion phase of Partnership operations. Reef contributed $131,210 in connection with this obligation. Reef also purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2011 and December 31, 2010, RELP owed the Partnership $185,556 and $177,140, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and nine month periods ended September 30, 2011 is detailed below:

For the three months ended September 30, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$713,870	$22,016.04
Limited partner units	616.076	3,702,049	$6,009.08
Total	648.501	$4,415,919

For the nine months ended September 30, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$765,343	$23,603.49
Limited partner units	616.076	3,936,785	$6,390.10
Total	648.501	$4,702,128

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in two developmental prospects and participated in the drilling of nine successful developmental wells and one unsuccessful developmental well on those two prospects. The Partnership sold its interest in the eight Cole Ranch wells during the third quarter (see below) and has one successful well that is productive at September 30, 2011. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership purchased working interests in three exploratory prospects and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects. The successful exploratory well ceased production during 2009. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-one wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

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

As of September 30, 2011, two of the Sand Dunes wells were shut-in.  Repair and maintenance work was performed on one shut-in well and it has been returned to production during the fourth quarter of 2011.  Repair and maintenance work to return the remaining shut-in well to production has been approved during the fourth quarter of 2011.  To date, performance of the Sand Dunes wells has fallen short of Reef’s expectations, due to lower production volumes and higher repair and maintenance costs than were originally anticipated.  While the wells have only been on line for a short time, Reef does not believe they will achieve the level of production originally forecast when considering the conversion of the new salt water disposal well.

On August 24, 2011, the Partnership completed the sale of certain assets in accordance with a Purchase and Sale Agreement (“Agreement”) between the Partnership, Reef Exploration, L.P., Reef Global Energy VII, L.P., and Reef Global Energy IX, L.P., affiliates of the Partnership, as sellers (collectively, the “Sellers”), and with Energen Resources Corporation (“Energen”) as buyer.  The Agreement included the sale of all rights, title, and interest in leases, lands, and wells located in Glasscock County, Texas (“Cole Ranch Properties”) for an aggregate purchase price to the Sellers of $10,000,000, subject to certain purchase price adjustments. The Partnership received approximately $4,438,400 of the purchase price, prior to purchase price adjustments. The Cole Ranch Properties were assigned directly to Energen at closing pursuant to an Assignment, Conveyance and Bill of Sale effective July 1, 2011.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $16,090,928. Reef purchased 32.425 general partner units, or 5% of the total units sold, for $689,032. Investor partners purchased 520.793 units of general partner interest and 95.283 units of limited partner interest for $15,401,896. Reef also contributed $131,210 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $2,310,284, leaving capital contributions of $13,911,853 available for Partnership activities. The Partnership expended $14,102,150 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-one wells and expended $53,048 on general and administrative expenses during its drilling and completion phase of operations.  Expenditures in excess of available Partnership capital were deducted from Partnership distributions. There are no plans to conduct any additional drilling on partnership prospects at this time; however, additional drilling activity is permitted on the Partnership prospects. Any additional capital expenditures will also be recovered from cash flow by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $239,268 at September 30, 2011.  Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Sales volumes:
Oil (Barrels)	2,764	3,125	8,683	9,249
Natural gas (Mcf)	9,250	13,113	32,956	38,392

Average sales prices received:
Oil (Barrels)	$83.98	$69.64	$90.60	$71.09
Natural gas (Mcf)	$4.80	$5.16	$5.36	$5.36

The estimated net proved crude oil and natural gas reserves as of September 30, 2011 and 2010 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2011	7,441	83,126
September 30, 2010	37,664	136,676

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

The Partnership had net income of $4,415,919 for the three month period ended September 30, 2011, compared to net income of $61,425 for the three month period ended September 30, 2010. Gain on the sale of the Cole Ranch properties was the primary cause of the increase in net income.

On August 24, 2011, the Partnership completed the sale of the Cole Ranch Properties to Energen, effective July 1, 2011.  The Partnership recognized a gain related to this transaction of $4,298,537 during the three month period ended September 30, 2011.  In addition, revenues and lease operating expenses for these properties decreased during the period due to the sale.

Partnership oil and gas sales volumes are declining due to natural production declines from existing Partnership wells, the sale of the eight producing Cole Ranch wells during the third quarter of 2011, and the fact that the Partnership is not drilling and has no plans to conduct additional drilling activity. The Rob L RA SUA CL&F #1 (“Gumbo II”) well, located in Terrebonne Parish, Louisiana is the most productive well in which the Partnership has an interest. During the three month period ended September 30, 2011, the Partnership’s share of sales volumes from the Gumbo II well accounted for 1,698 Bbl and 8,455 Mcf, or 61.4% and 91.4% of the Partnership’s crude oil and natural gas sales volumes, respectively. During the three month period ended September 30, 2010, the Gumbo II well accounted for 1,964 Bbl and 9,348 Mcf, or 62.9% and 71.3% of the Partnership’s crude oil and natural gas sales volumes, respectively.  After the sale of the Cole Ranch wells, the Gumbo II well is expected to account for over 90% of both crude oil and natural gas sales in future quarters. In addition, sales volumes from the eight Cole Ranch wells declined due to the sale of the Partnership’s interests in these wells as of August 24, 2011. The eight Cole Ranch wells provided approximately 35.4% of the Partnership’s oil volumes and 25.2% of the Partnership’s gas volumes during the first half of 2011. Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of production from the Cole Ranch wells will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current estimated reserve life of the Gumbo II well is estimated to be approximately 51 months using current prices and costs.

Sales prices for crude oil rose by 20.6%, to an average price of $83.98 per Bbl for the three month period ended September 30, 2011, compared to an average price of $69.64 for the three month period ended September 30, 2010. Sales prices for natural gas decreased by 7.0%, to an average price of $4.80 per Mcf during the three month period ended September 30, 2011, compared to an average price of $5.16 received for during the three month period ended September 30, 2010. As a result of the decreased sales volumes, sales revenues decreased by approximately $8,793, or 3.1% on a comparative basis, despite the increase in average oil sales prices. There has been a drop in prices for both crude oil and natural gas during the third quarter, and fourth quarter average sales prices for both crude oil and natural gas are expected to be below the third quarter averages.

Lease operating costs decreased from $95,297 during the three month period ended September 30, 2010 to $53,338 during the three month period ended September 30, 2011, primarily due to the sale of the Partnership’s interest in the eight Cole Ranch wells.  Operating costs of the Partnership’s Sand Dunes wells increased slightly during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010 because the converted Sand Dunes salt water disposal well, which was completed during August 2010, allowed seven Sand Dunes wells to return to producing status during the third and fourth quarters of 2010.

The Partnership incurred $36,031 of depletion, depreciation, and amortization expense during the three month period ended September 30, 2011 compared to $64,155 of depletion, depreciation, and amortization expense during the three month period ended September 30, 2010.  This decrease is due to the reduced depletable basis of the Partnership and the combination of declining production and rising oil prices between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis.

General and administrative costs increased from $40,398 incurred during the three months ended September 30, 2010 to $50,649 incurred during the three months ended September 30, 2011, primarily due to increased professional fees.  This increase was partially offset by a slight decrease in overhead charges from RELP. The allocation of RELP’s overhead to partnerships is the largest factor in general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $28,155 for the three months ended September 30, 2010 to $18,889 for the three months ended September 30, 2011.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The Partnership had net income of $4,702,128 for the nine month period ended September 30, 2011, compared to net income of $327,493 for the nine month period ended September 30, 2010. Gain on the sale of the Cole Ranch properties was the primary cause of the increase in net income.

On August 24, 2011, the Partnership completed the sale of the Cole Ranch Properties to Energen, effective July 1, 2011.  The Partnership recognized a gain related to this transaction of $4,298,537 during the nine month period ended September 30, 2011.  In addition, revenues and lease operating expenses for these properties decreased during the period due to the sale.

Partnership oil and gas sales volumes are declining due to natural production declines from existing Partnership wells, the sale of the eight producing Cole Ranch wells during the third quarter of 2011, and the fact that the Partnership is not drilling and has no plans to conduct additional drilling activity. During the nine month period ended September 30, 2011, the Partnership’s share of sales volumes from the Gumbo II well accounted for 5,431 Bbl and 25,886 Mcf, or 62.5% and 78.6% of the Partnership’s crude oil and natural gas sales volumes, respectively. During the nine month period ended September 30, 2010, the Gumbo II well accounted for 5,217 Bbl and 28,051 Mcf, or 56.41% and 73.1% of the Partnership’s crude oil and natural gas sales volumes, respectively.  After the sale of the Cole Ranch wells, the Gumbo II well is expected to account for over 90% of both crude oil and natural gas sales in future quarters. In addition, sales volumes from the eight Cole Ranch wells declined due to the sale of the Partnership’s interests in these wells as of August 24, 2011.  The eight Cole Ranch wells provided approximately 35.4% of the Partnership’s oil volumes and 25.2% of the Partnership’s gas volumes during the first half of 2011. This decline was partially offset by the return of seven Sand Dunes wells to production during the third and fourth quarters of 2010.  Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of production from the Cole Ranch wells will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current estimated reserve life of the Gumbo II well is estimated to be approximately 51 months using current prices and costs.

Sales prices for crude oil rose by 27.4%, to an average price of $90.60 for the nine month period ended September 30, 2011, compared to an average price of $71.09 for the nine month period ended September 30, 2010. Sales prices for natural gas remained consistent between the comparative periods at an average price of $5.36 per Mcf. The percentage increase in oil sales price more than made up for the decline in both oil and gas sales volumes, and total sales revenues increased by $99,838 for the nine month period ended September 30, 2011. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. There has been a drop in prices for both crude oil and natural gas during the third quarter, and fourth quarter average sales prices for both crude oil and natural gas are expected to be below the third quarter averages.

Lease operating costs increased from $176,024 during the nine month period ended September 30, 2010 to $196,789 during the nine month period ended September 30, 2011. Increased marketing and gathering expenses on the Gumbo II well and increased operating costs as a result of returning seven Sand Dunes wells to production during the third and fourth quarters of 2010, following the conversion of one of the Sand Dunes wells to a salt water disposal well that began disposal operations in August 2010  were only partially offset by decreased expenses related to the sale of the Partnership’s interest in the eight Cole Ranch wells.

Production taxes increased during the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 due to a one time severance tax adjustment received from the operator of the Gumbo II well.  During the second quarter of 2010, the Partnership received a large severance tax credit from the operator of the Gumbo II well, because the well obtained a severance tax exemption from the State of Louisiana for the period from inception through February 2010. This one time tax adjustment resulted in the Partnership showing a negative amount for severance taxes during the second quarter of 2010, and reduced the production tax expense shown for the nine month period ended September 30, 2010.

The Partnership incurred $121,057 of depletion, depreciation, and amortization expense during the nine month period ended September 30, 2011 compared to $171,997 of depletion, depreciation, and amortization expense during the nine month period ended September 30, 2010.  This decrease is due to the reduced depletable basis of the Partnership and the combination of declining production and rising oil prices between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis.

General and administrative costs decreased from $174,875 incurred during the nine months ended September 30, 2010 to $164,764 incurred during the nine months ended September 30, 2011, primarily due to decreased legal fees and overhead charges from RELP. The allocation of RELP’s overhead to partnerships is the largest factor in general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $96,863 for the nine months ended September 30, 2010 to $81,463 for the nine months ended September 30, 2011.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF GLOBAL ENERGY VIII, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	November 10, 2011	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	November 10, 2011	By:	/s/ Daniel C. Sibley
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