Form 10-K
period 2011-12-31
Reef Global Energy VIII, L.P.
filed 2012-03-27
CIK 1368954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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

(972) 437-6792

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

As of March 27, 2012, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VIII, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

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

The Partnership was formed to drill, complete and own working interests in oil and gas wells located onshore in the continental United States. The Partnership purchased working interests in three developmental prospects located onshore in Texas, New Mexico, and Louisiana upon which it participated in the drilling of eighteen developmental wells. The Partnership purchased working interests in three exploratory prospects located onshore in Texas and Louisiana (two prospects) upon which it participated in the drilling of three exploratory wells. During 2008, the Partnership completed drilling operations with the capital raised by the Partnership. The Partnership will not purchase additional prospects. In accordance with the Partnership’s limited partnership agreement (the Partnership Agreement), the Partnership may conduct additional drilling operations to fully develop those prospects already owned by the Partnership.

Other partnerships formed as a part of the Program also own working interests in some of the prospects owned by this Partnership. Reef has also purchased working interests in certain partnership prospects for some of the other partnerships it manages. In instances where the percentage ownership of the Partnership and Reef-affiliated entities in a prospect is large enough, Reef Exploration, L.P. (RELP), an affiliate of Reef formed in 2005, serves as operator of the prospect. RELP serves as operator of one developmental Partnership prospect and operates eight successful wells located on this prospect, one of which has been converted to a salt water disposal well. In this Annual Report on Form 10-K (Annual Report), we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

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

The Partnership generally pays drilling and completion costs as incurred. Wells drilled that failed to result in the discovery of commercial quantities of crude oil or natural gas were plugged and abandoned in accordance with applicable regulations. One developmental well and two exploratory wells in which the Partnership participated in drilling operations were unsuccessful and have been plugged and abandoned. Seventeen developmental and one exploratory well in which the Partnership participated in drilling operations were successful. The exploratory well ceased production during 2009. One of the seventeen developmental wells was converted to a salt water disposal well during 2010, and the Partnership sold its interests in eight of the developmental wells during 2011.

RELP is currently the operator of eight successful wells located on the Sand Dunes prospect discussed in more detail in “Item 2 — Properties”. As a well operator, RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. The wells are subject to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities were completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering lines, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership participated in drilling seventeen successful developmental wells, including the eight wells located on the Sand Dunes prospect discussed in more detail in “Item 2 — Properties”, and one successful exploratory well. The successful exploratory well ceased production in 2009. RELP currently operates eight Partnership wells and a third party operates one Partnership well.

On August 24, 2011, the Partnership completed the sale of certain assets in accordance with a Purchase and Sale Agreement among the Partnership, Reef Exploration, L.P., Reef Global Energy VII, L.P., and Reef Global Energy IX, L.P., affiliates of the Partnership, as sellers, and with Energen Resources Corporation (“Energen”) as buyer.  This agreement includes the sale of all rights, title, and interest in leases, lands, and wells located in Glasscock County, Texas (“Cole Ranch Properties”) for an aggregate purchase price to the sellers of $10,000,000, subject to certain purchase price adjustments. The Partnership received approximately $4,438,400 of the purchase price, prior to purchase price adjustments. The Cole Ranch Properties were assigned directly to Energen at closing pursuant to an Assignment, Conveyance and Bill of Sale whereby Energen received all economic interests in the Cole Ranch Properties as if those properties had been transferred to Energen on July 1, 2011.  Prior to the sale, RELP had served as the operator of eight successful developmental wells located on the Cole Ranch Properties.

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

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2011, one marketer and one operator accounted for 29.4% and 68.3% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2010, one marketer and one operator accounted for 44.7% and 54.7% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2009, one marketer and one operator accounted for 54.7% and 44.1% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

Competition

There are thousands of oil and gas companies in the United States.  Competition is strong among persons and entities involved in the exploration for and production of crude oil and natural gas.  Reef expects the Partnership to encounter strong competition at every phase of business.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

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

The Partnership does not intend, and is not expected, to continue as a going concern.

The original business plan for the Partnership was to use its initial capital to purchase working interests in oil and gas prospects, participate in the drilling of oil and gas wells on those prospects, retain ownership of successful wells until they were either sold or ceased operations, and distribute all operating cash flows and sales proceeds to the investor partners. It was not expected that operating revenues would be reinvested in the business other than such funds as would be necessary to maintain operation of the original wells drilled by the Partnership.

During 2011, the Partnership sold its interest in the Cole Ranch Properties (eight productive wells). As a result of this sale, the Partnership has one significant producing property that is expected to account for over 90% of future Partnership revenues. This property has an estimated economic reserve life of 5.83 years utilizing current prices, costs, and projected production volumes at December 31, 2011. The Partnership distributed the Cole Ranch sales proceeds to investors, and has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received subsequent to December 31, 2011, and by actual production volumes from the Partnership’s most significant well. While management anticipates that the Partnership will generate positive cash flows during 2012, variations in pricing and production volumes could lead to rapidly declining cash flows from operations and Partnership losses. Our independent registered public accounting firm’s opinion on our 2011 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties. Approximately 31.2% of the Partnership’s estimated proved reserves were crude oil reserves and 68.8% were natural gas reserves at December 31, 2011. As a result, the Partnership’s financial results are sensitive to fluctuations in both crude oil and natural gas prices.

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

A global economic downturn could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries around the world experienced an economic downturn in 2008 and 2009 which had an adverse impact on demand and pricing for crude oil and natural gas. Another downturn similar to that experienced in 2008 and 2009 could lead to a similar negative impact on crude oil and natural gas prices or reduced demand for crude oil and natural gas that could have a significant impact on the Partnership’s operating cash flows and profitability. Declines in crude oil and natural gas prices may also impact the value of our crude oil and natural gas reserves, which could result in future impairment charges to reduce the carrying value of the Partnership’s oil and gas properties.

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

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2011 are based upon the 12-month unweighted arithmetic average of the first-day-of-the-month prices and costs in effect when the estimate is made. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

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

The Partnership may incur liabilities for liens against its subcontractors.

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

Beginning with March 2009, oil prices increased from levels below $40 per barrel to between $60 and $70 per barrel by the third quarter of 2009. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010.  Upon completion of the disposal facilities, the new disposal well became operational during August 2010. Based on the disposal capacity of the converted well, the remaining seven Sand Dunes wells were placed into production as of December 31, 2010. The cost of the well conversion to this Partnership as of December 31, 2010 was approximately $170,778. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. At December 31, 2010, there were 2,080 BBL of crude oil and 2,360 Mcf of natural gas reserves net to the Partnership’s interest for the wells placed on full time production during 2010.  As a result, the Sand Dunes wells were classified as successful as of December 31, 2010.

As of December 31, 2011, three of the Sand Dunes wells were shut-in.  Repair and maintenance work was performed on two of the shut-in wells, and they have been returned to production during the first quarter of 2012.  To date, performance of the Sand Dunes wells has fallen short of Reef’s expectations, due to lower production volumes and higher repair and maintenance costs than were originally anticipated.  Reef does not believe the Sand Dunes wells will achieve the level of production originally forecast when considering the conversion of the salt water disposal well.  At December 31, 2011, there were 270 BBL of crude oil and 490 Mcf of natural gas reserves net to the Partnership’s interest for the Sand Dunes wells.

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

On August 24, 2011, the Partnership completed the sale of certain assets in accordance with a Purchase and Sale Agreement among the Partnership, Reef Exploration, L.P., Reef Global Energy VII, L.P., and Reef Global Energy IX, L.P., affiliates of the Partnership, as sellers, and with Energen as buyer.  This agreement includes the sale of the Cole Ranch Properties for an aggregate purchase price to the sellers of $10,000,000, subject to certain purchase price adjustments. The Partnership received approximately $4,438,400 of the purchase price, prior to purchase price adjustments. The Cole Ranch Properties were assigned directly to Energen at closing pursuant to an Assignment, Conveyance and Bill of Sale whereby Energen received all economic interests in the Cole Ranch Properties as if those properties had been transferred to Energen on July 1, 2011.  Prior to the sale, RELP had served as the operator of eight successful developmental wells located on the Cole Ranch Properties.  Net proceeds received by the Partnership related to this sale were distributed to the partners in 2011.

Eight of the successful wells in which the Partnership participated drilling are currently producing, one was converted into a salt water disposal well during 2010, and the Partnership’s interests in eight of the successful wells were sold during 2011 (the Cole Ranch Properties).

Proved Crude Oil and Natural Gas Reserves

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the unweighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2011, 2010, and 2009 is presented consistent with the requirements of the new rule. All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves at December 31, 2011, 2010, and 2009 are summarized below. The estimated quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2009	40,040	154,440
Net proved reserves as of December 31, 2010	46,860	209,170
Net proved reserves as of December 31, 2011	6,470	85,660

The standardized measure of discounted future net cash flows as of December 31, 2011, 2010, and 2009 is computed by applying the 12-month average beginning-of-month price for the year, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2009	$1,175,290
Standardized measure of discounted future net cash flows as of December 31, 2010	$1,996,240
Standardized measure of discounted future net cash flows as of December 31, 2011	$639,320

During the years ended December 31, 2011 and 2010, the Partnership recorded no property impairment costs of proved properties.  During the year ended December 31, 2009, the Partnership recorded property impairment costs of proved properties totaling $349,404 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using the methodologies described above.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum consulting company, Forrest A. Garb & Associates, Inc., (“FGA”) of Dallas, Texas, to prepare its December 31, 2011, 2010, and 2009 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2011, 2010, and 2009. The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. FGA is an independent firm of petroleum engineers and geologists. They do not own an interest in any of our properties, and are not employed on a contingent fee basis. FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to our independent petroleum engineering firm, FGA. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Reserve estimates are prepared by FGA. Our technical staff and members of our accounting department meet regularly with FGA’s representatives to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. Bucky Pauling, Geological Engineering Analyst for RELP, is the technical person at RELP primarily responsible for overseeing the preparation of reserve estimates by FGA. Mr. Pauling has over five years of industry experience in oil and gas operations and is an active member of the Petroleum Engineers Club of Dallas. Any significant reserve changes are approved by Mr. Daniel C. Sibley, Chief Financial Officer and General Counsel of RELP, and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

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

ITEM 4.                                                    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2011, the Partnership had one managing general partner, and 536 non-Reef investor partners (“investor partners”). Reef holds a total of 32.425 general partner units and the investor partners hold 616.076 limited partner units. No established trading market exists for the units.

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

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated July 14, 2006. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2011.

ITEM 6.                                                    SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,
	2011	2010	2009	2008	2007

Revenue	$1,083,818	$1,209,116	$863,908	$1,682,789	$1,213,154
Interest income	56	138	2,033	14,852	233,093
Costs and expenses	3,613,608	(718,555)	(1,133,508)	(5,036,689)	(9,184,540)
Net income (loss)	4,697,482	490,699	(267,567)	(3,339,048)	(7,738,293)

Allocation of net income (loss):
Managing general partner units	$767,204	$94,722	$(3,472)	$(123,770)	$(352,799)
General partner units	—	—	—	123,577	(6,243,247)
Limited partner units	3,930,278	395,977	(264,095)	(3,338,855)	(1,142,247)
Net income (loss) per managing general partner unit	23,660.87	2,921.27	(107.07)	(3,817.12)	(10,880.45)
Net income (loss) per general partner unit	—	—	—	237.29	(11,987.96)
Net income (loss) per limited partner unit	6,379.53	642.74	(428.67)	(5,218.96)	(11,987.96)

	As of and For the Years Ended December 31,
	2011	2010	2009	2008	2007
Total assets	416,604	917,009	805,603	1,575,857	6,225,728
Distributions to managing general partner	774,607	62,165	10,745	155,527	156,586
Distributions to investor partners	4,239,033	340,200	58,803	851,123	856,914
Distributions per general partner unit	—	—	—	639.81	1,390.92
Distributions per limited partner unit	6,880.70	552.20	95.45	1,381.52	1,390.92
Distributions per managing general partner unit	23,889.19	1,917.19	331.38	4,796.52	4,829.18

Operating Data
Annual sales volume:
Gas (MCF)	41,604	52,763	46,555	46,147	22,974
Oil (BBL)	9,682	12,946	11,978	12,259	12,330

Average sales price:
Gas (per MCF)	$4.84	$5.18	$4.75	$10.27	$10.62
Oil (per BBL)	$91.16	$72.27	$53.68	$98.62	$78.61

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

In applying the full cost method, we perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations.  No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.  During the year ended December 31, 2009, the Partnership recognized property impairment expense of proved properties totaling $349,404. During the year ended December 31, 2011, the Partnership recognized gain of $4,290,217 related to the Partnership’s sale and disposition of all rights, title, and interest in the Cole Ranch Properties.

Unproved properties consist of undeveloped leasehold interest in the Sand Dunes prospect that has been fully impaired in prior years, and upon which no further drilling activity is planned.

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer at December 31, 2011, 2010, and 2009, utilizing prices and costs as promulgated by the SEC. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

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

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2011, 2010, and 2009, the Partnership had no material gas imbalance positions.

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

The Partnership raised capital from the sale of Partnership units to investor partners and Reef and used those funds for the purchase of working interests in prospects and for drilling and completion operations and administrative costs during its drilling phase of operations. The Partnership did not borrow funds during the drilling phase of operations, and interest income and crude oil and natural gas revenues from successful wells, net of expenses, are being distributed on at least a quarterly basis to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled on by the Partnership during the drilling phase of operations. The Partnership completed its drilling phase of operations during the first quarter of 2008. The Partnership currently has no plans to drill additional wells on any Partnership prospect, or to acquire any additional prospects.

The Partnership does not operate in any other industry segment. During the drilling and completion phase of operations, the Partnership expended approximately $599,000 for the purchase of working interests in three developmental prospects, and expended approximately $368,000 for the purchase of working interests in three exploratory prospects.  The Partnership has three prospects in Louisiana, two in Texas, and one in New Mexico, all of which are located onshore. The Partnership participated in drilling eighteen developmental and three exploratory wells on these prospects during 2007 and 2008. The Partnership participated in drilling seventeen successful developmental wells.  Eight of the successful developmental wells are still producing, one was converted into a salt water disposal well during 2010, and the Partnership sold its interests in eight of the wells during 2011.  The Partnership also participated in drilling one unsuccessful developmental well. The Partnership participated in drilling one successful exploratory well which ceased production during 2009, and two unsuccessful exploratory wells.

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

The Partnership had working capital of $181,739 at December 31, 2011. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

Results of Operations

Year ended December 31, 2011 compared to Year ended December 31, 2010

The Partnership had net income of $4,697,482 for the year ended December 31, 2011, compared to net income of $490,699 for the year ended December 31, 2010. Gain on the sale of the Cole Ranch Properties was the primary cause of the increase in net income.  Excluding this gain, net income for the year ended December 31, 2011 was $407,265 compared to $490,699 for the year ended December 31, 2010.

On August 24, 2011, the Partnership completed the sale of the Cole Ranch Properties to Energen, effective July 1, 2011.  The Partnership recognized a gain related to this transaction of $4,290,217 during the year ended December 31, 2011.  Although the Partnership follows the full cost method of accounting, due to the significance of the sale and its effect on the rate of depletion and amortization the Partnership recognized a gain related to this transaction. In addition, revenues and lease operating expenses for these properties decreased during the last half of 2011 due to the sale.

Partnership oil and gas sales volumes are declining due to natural production declines from existing Partnership wells, the sale of the eight Cole Ranch wells during the third quarter of 2011, and the fact that the Partnership is not drilling and has no plans to conduct additional drilling activity. During the year ended December 31, 2011, the Partnership’s share of sales volumes from the Rob L RA SUA CL&F #1 (“Gumbo II”) well accounted for 6,705 Bbl and 34,478 Mcf, or 69.3% and 82.9% of the Partnership’s crude oil and natural gas sales volumes, respectively. During the year ended December 31, 2010, the Gumbo II well accounted for 7,187 Bbl and 38,552 Mcf, or 55.5% and 73.1% of the Partnership’s crude oil and natural gas sales volumes, respectively.  After the sale of the Cole Ranch wells, the Gumbo II well is expected to account for over 90% of both crude oil and natural gas sales in future quarters. In addition, sales volumes from the eight Cole Ranch wells declined by almost 8,000 Mcf due to the sale of the Partnership’s interests in these wells as of August 24, 2011.  The eight Cole Ranch wells provided approximately 35.4% of the Partnership’s oil volumes and 25.2% of the Partnership’s gas volumes during the first half of 2011. This decline was partially offset by the return of seven Sand Dunes wells to production during the third and fourth quarters of 2010.  Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of production from the Cole Ranch wells will lead to continuing declines in sales volumes in future periods. Beginning in November 2011, production volumes from the Gumbo II well began declining as a result of increasing water production from the well. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current estimated reserve life of the Gumbo II well is estimated to be approximately 5.83 years using current prices and costs.

Sales prices for crude oil rose by 26.1%, to an average price of $91.16 for the year ended December 31, 2011, compared to an average price of $72.27 for the year ended December 31, 2010. Sales prices for natural gas declined by 6.6% to an average price of $4.84 per Mcf for the year ended December 31, 2011, compared to an average price of $5.18 per MCF for the year ended December 31, 2010. As a result of the decreased sales volumes, lower gas prices, and the sale of the Cole Ranch wells, total sales revenues decreased by approximately $125,297 for the year ended December 31, 2011. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating costs increased from $225,960 during the year ended December 31, 2010 to $236,380 during the year ended December 31, 2011. Marketing and gathering and legal expenses on the Gumbo II well increased over the comparative periods.  In addition, operating costs increased as a result of returning seven Sand Dunes wells to production during the third and fourth quarters of 2010, following the conversion of one of the Sand Dunes wells to a salt water disposal well that began disposal operations in August 2010.  Several of the Sand Dunes wells required rod and tubing repairs during 2011, leading to increased workover expenses.  These increases were only partially offset by decreased expenses related to the sale of the Partnership’s interest in the eight Cole Ranch wells.

Production taxes increased during the year ended December 31, 2011 compared to the year ended December 31, 2010 due to a one time severance tax adjustment received from the operator of the Gumbo II well.  During the second quarter of 2010, the Partnership received a large severance tax credit from the operator of the Gumbo II well, because the well obtained a severance tax exemption from the State of Louisiana for the period from inception through February 2010. This one-time tax adjustment resulted in the Partnership showing a negative amount for severance taxes during the second quarter of 2010, and skewed the production tax expense shown for the year ended December 31, 2010.

The Partnership incurred $149,772 of depletion, depreciation, and amortization expense during the year ended December 31, 2011 compared to $223,689 of depletion, depreciation, and amortization expense during the year ended December 31, 2010.  This decrease is due to the reduced depletable basis of the Partnership and the combination of declining production and rising oil prices between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis.

General and administrative costs decreased from $228,549 incurred during the year ended December 31, 2010 to $196,633 incurred during the year ended December 31, 2011, primarily due to decreased overhead charges from RELP. The allocation of RELP’s overhead to partnerships is the largest factor in general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. Primarily as a result of the sale of the Cole Ranch Properties, the Partnership’s percentage of activity compared to that of other partnerships is declining. The administrative overhead charge to the Partnership decreased from $132,371 for the year ended December 31, 2010 to $92,156 for the year ended December 31, 2011.

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

Overall, sales volumes increased during the year ended December 31, 2010 compared to the year ended December 31, 2009.  The Gumbo II well, located in Terrebonne Parish, Louisiana, is the most productive well in which the Partnership has an interest. During the year ended December 31, 2010, the Gumbo II well accounted for 55.5% and 73.1% of the Partnership’s crude oil and natural gas sales volumes, respectively.  During the year ended December 31, 2009, the Gumbo II well accounted for 45.4% and 61.4% of the Partnership’s crude oil and natural gas sales volumes, respectively.  The operator of the Gumbo II well slowly increased production volumes from the well during 2010, resulting in increased volumes from this well during the year ended December 31, 2010.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2011 and 2010, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements as of December 31, 2011.

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

Assuming the production levels we attained during the year ended December 31, 2011, a 10% change in the price received for our crude oil would have had an approximate $88,300 impact on our crude oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $20,300 impact on our natural gas revenues.

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

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Michael J. Mauceli	55	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Daniel C. Sibley	60	Chief Financial Officer and General Counsel of RELP
David M. Tierney	59	Chief Financial Reporting Officer and Treasurer of RELP

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

Daniel C. Sibley became Chief Financial Officer of RELP in March 2010 and General Counsel of RELP in January 2009.  He previously served as Chief Financial Officer of Reef from December 1999 until his appointment to General Counsel of RELP. He also served as Chief Financial Officer for RELP from January 2006 until his appointment to General Counsel of RELP, and had served in this same position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1994, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (Ll.M.) from Southern Methodist University in 1984.  Mr. Sibley became a certified public accountant in 1977, but no longer maintains that license.  He is an active member of the Texas Bar Association.

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

On May 29, 2009, Reef SWD 2007-A, L.P. (“Reef SWD 2007-A”), an affiliate of Reef, filed a lawsuit against Ricardo Guevara and certain of his affiliates alleging that Guevara misrepresented and omitted material information in regard to Reef SWD 2007-A’s purchase of four salt water disposal facilities located in Webb and Zapata Counties, Texas for a price of $7.5 million.  The lawsuit, styled Reef SWD 2007-A v. Ricardo Guevara, et al. (Cause No. 09-06828) was filed in the 14th A Judicial District Court of Dallas County, Texas and sought rescission and actual damages, consequential damages, exemplary damages, attorneys’ fees, and costs.  On October 1, 2009, the court entered an order transferring the venue of the case to Zapata County, Texas.  On January 4, 2010, Reef SWD 2007-A non-suited Mr. Guevara and his affiliates and terminated its Texas state court litigation against them.  On January 5, 2010, Reef SWD 2007-A instituted a federal bankruptcy Chapter 11 proceeding in the U.S. Bankruptcy Court for the Northern District of Texas.  As part of that proceeding, Reef SWD 2007-A is asserting claims against Mr. Guevara and his affiliates similar in nature to the claims that were brought in the Texas state courts, as well as certain claims regarding fraudulent conveyances, which can only be brought in bankruptcy court.  On March 30, 2010, Reef SWD 2007-A filed an application with the court to convert the Chapter 11 proceeding to a Chapter 7 proceeding under the U.S. Bankruptcy Code. Pursuant to those proceedings, Reef SWD 2007-A sold all of its operating assets for approximately $1.3 million dollars. On November 3, 2010, Mr. Guevara et al. filed a counterclaim against Reef SWD 2007-A in the bankruptcy matter, alleging breach of contract for unpaid amounts allegedly due under the note from Reef SWD 2007-A (related to the original, underlying transaction) and tort claims of fraud, negligent misrepresentation, negligence, gross negligence, and breach of fiduciary duty.  On February 23, 2011, the court dismissed with prejudice in part the tort claims asserted by Defendants.  The court gave Defendants until March 15, 2011 to file an amended counterclaim relating to alleged fraud concerning Reef SWD 2007-A’s prior experience with saltwater disposal facilities but no amended counterclaim was filed. The case was dismissed on November 18, 2011.  Mr. Guevara and his affiliates released all claims against the Defendants.

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

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2011, 2010, and 2009, the Partnership reimbursed Reef $0, $9,561, and $1,509, respectively, for technical services costs which have been capitalized as project costs, and $107,445, $140,628, and $144,277, respectively, for administrative costs included as general and administrative expenses.

Operator fees are payable to RELP for the wells on the two prospects where RELP serves as operator. RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third party working interest owners in the well. During the years ended December 31, 2011, 2010, and 2009, the Partnership paid operator fees totaling $32,910,

$44,724, and $42,785 to RELP. RELP serves as operator for two Partnership prospects upon which sixteen successful wells have been drilled.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.                                                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2011 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

ITEM 14.                                                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO USA, LLP, as disclosed in the table below:

	2011	2010
Audit fees	$50,617	$52,966
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

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

Date: March 27, 2012	REEF GLOBAL ENERGY VIII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of Reef Oil & Gas Partners, GP, LLC, the general partner of Reef Oil & Gas Partners, L.P., the Managing General Partner of the Partnership	March 27, 2012
Michael J. Mauceli
(Principal Executive Officer)

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of Reef Exploration, L.P.	March 27, 2012
Daniel C. Sibley
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)(i)		Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-52541, as filed with the SEC on March 30, 2007.

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

10.2	*

Purchase and Sale Agreement, dated August 24, 2011, among Reef Global Energy VIII, L.P., Reef Exploration, L.P., Reef Global Energy VIII, L.P., Reef Global Energy IX, L.P., and Energen Resources Corporation.

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

101*

The following materials from this report, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2011 and 2010, (ii) the Statements of Operations for the years ended December 31, 2011, 2010, and 2009, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Financial Statements.

* Filed herewith

Reef Global Energy VIII, L.P.

Financial Statements

Years Ended December 31, 2011, 2010, and 2009

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VIII, L.P.

We have audited the accompanying balance sheets of Reef Global Energy VIII, L.P. as of December 31, 2011 and 2010 and the related statements of operations, partnership equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VIII, L.P. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has one significant producing property that is expected to account for a majority of future revenues.  This property has a limited estimated economic reserve life as of December 31, 2011. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received subsequent to December 31, 2011 and by actual production volumes from the Partnership’s most significant well.  These and other factors raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Dallas, Texas

March 27, 2012

Reef Global Energy VIII, L.P.

Balance Sheets

December 31,	2011	2010

Assets

Current assets:
Cash and cash equivalents	$75,807	$45,242
Accounts receivable	—	19
Accounts receivable from affiliates	128,014	177,140
Total current assets	203,821	222,401

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $5,453,985 and $13,735,793	212,783	694,608
Net oil and gas properties	212,783	694,608

Total assets	$416,604	$917,009

Liabilities and partnership equity

Current liabilities:
Accounts payable	$22,082	$12,258
Total current liabilities	22,082	12,258

Long-term liabilities:
Asset retirement obligation	75,090	269,161
Total long-term liabilities	75,090	269,161

Commitments and contingencies (Note 5)

Partnership equity
Limited partners	266,119	574,874
Managing general partner	53,313	60,716
Partnership equity	319,432	635,590

Total liabilities and partnership equity	$416,604	$917,009

See accompanying notes to financial statements.

Reef Global Energy VIII, L.P.

Statements of Operations

	For the Years Ended December 31,
	2011	2010	2009

Oil, gas and NGL sales:	$1,083,818	$1,209,116	$863,908

Costs and expenses:
Lease operating expenses	236,380	225,960	207,749
Production taxes	82,869	25,021	42,562
Depreciation, depletion and amortization	149,772	223,689	283,830
Property impairment	—	—	349,404
Accretion of asset retirement obligation	10,955	15,336	16,298
General and administrative	196,633	228,549	233,665
Gain on sale of oil and gas properties	(4,290,217)	—	—
Total costs and expenses	(3,613,608)	718,555	1,133,508

Income (loss) from operations	4,697,426	490,561	(269,600)

Interest income	56	138	2,033

Net income (loss)	$4,697,482	$490,699	$(267,567)

Net income (loss) per limited partner unit	$6,379.53	$642.74	$(428.67)
Net income (loss) per managing general partner unit	$23,660.87	$2,921.27	$(107.07)

See accompanying notes to financial statements.

Reef Global Energy VIII, L.P.

Statements of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2008	—	$—	616.076	$841,995	32.425	$39,191	648.501	$881,186
Partner contributions	—	—	—	—	—	3,185	—	3,185
Partner distributions	—	—	—	(58,803)	—	(10,745)	—	(69,548)
Net loss	—	—	—	(264,095)	—	(3,472)	—	(267,567)
Balance at December 31, 2009	—	$—	616.076	$519,097	32.425	$28,159	648.501	$547,256

Distribution amount per partnership unit		$—		$95.45		$331.38

Balance at December 31, 2009	—	—	616.076	519,097	32.425	28,159	648.501	547,256
Partner distributions	—	—	—	(340,200)	—	(62,165)	—	(402,365)
Net income	—	—	—	395,977	—	94,722	—	490,699
Balance at December 31, 2010	—	$—	616.076	$574,874	32.425	$60,716	648.501	$635,590

Distribution amount per partnership unit		$—		$552.20		$1,917.19

Balance at December 31, 2010	—	—	616.076	574,874	32.425	60,716	648.501	635,590
Partner distributions	—	—	—	(4,239,033)	—	(774,607)	—	(5,013,640)
Net income	—	—	—	3,930,278	—	767,204	—	4,697,482
Balance at December 31, 2011	—	$—	616.076	$266,119	32.425	$53,313	648.501	$319,432

Distribution amount per partnership unit		$—		$6,880.70		$23,889.19

See accompanying notes to financial statements.

Reef Global Energy VIII, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$4,697,482	$490,699	$(267,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Plugging and abandonment costs paid from asset retirement obligation	—	(5,000)	—
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	149,772	223,689	283,830
Property impairment	—	—	349,404
Accretion of asset retirement obligation	10,955	15,336	16,298
Gain on sale of oil and gas properties	(4,290,217)	—	—
Changes in operating assets and liabilities:
Accounts receivable	19	2,661	—
Accounts receivable from affiliates	49,126	(41,073)	(136,067)
Prepaid expenses	—	4,167	(1,667)
Accounts payable	9,824	7,258	5,000
Accounts payable to affiliates	—	—	(357,569)
Net cash provided by (used in) operating activities	626,961	697,737	(108,338)

Investing Activities
Proceeds from sale of oil and gas properties	4,429,473	—	—
Property acquisition and development	(12,229)	(293,671)	(239,640)
Net cash provided by (used in) investing activities	4,417,244	(293,671)	(239,640)

Financing Activities
Partner capital contributions	—	—	3,185
Offering costs	—	—	(100,053)
Partner distributions	(5,013,640)	(402,365)	(69,548)
Net cash used in financing activities	(5,013,640)	(402,365)	(166,416)

Net increase (decrease) in cash and cash equivalents	30,565	1,701	(514,394)
Cash and cash equivalents at beginning of period	45,242	43,541	557,935
Cash and cash equivalents at end of period	$75,807	$45,242	$43,541

Non-cash investing transactions
Property additions and asset retirement obligation	$—	$5,478	$—
Asset retirement obligation reduction resulting from sale and disposition of proved properties	$205,026	$—	$—

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

Upon completion of the Partnership’s drilling program, all general partner units held by investors other than the managing general partner were converted into limited partner units. The Partnership currently has 616.076 units of limited partner interest and 32.425 units of general partner units outstanding.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated July 14, 2006. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2011.

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

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During 2011, the Partnership sold its interest in the Cole Ranch Properties (eight productive wells). As a result of this sale, the Partnership has one significant producing property that is expected to account for over 90% of future Partnership revenues. This property has an estimated economic reserve life of 5.83 years utilizing current prices, costs, and projected production volumes at December 31, 2011. The Partnership distributed the Cole Ranch sales proceeds to investors, and has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received subsequent to December 31, 2011, and by actual production volumes from the Partnership’s most significant well. While management believes that the Partnership will generate positive cash flows during 2012, variations in pricing and production volumes could lead to rapidly declining cash flows from operations and Partnership losses.  These conditions raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

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

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.  During the year ended December 31, 2009, the Partnership recognized property impairment expense of proved properties totaling $349,404.  During the year ended December 31, 2011, the Partnership recognized gain of $4,290,217 related to the Partnership’s sale and disposition of all rights, title, and interest in leases, lands, and wells located in Glasscock County, Texas (“Cole Ranch Properties”).

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at December 31, 2011, 2010, and 2009 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the unweighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12 month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by independent petroleum engineers.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2011 and 2010.

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

	2011	2010
Beginning asset retirement obligation	$269,161	$253,347
Additions related to well conversion	—	5,478
Retirement related to property abandonment and restoration	—	(5,000)
Retirement related to sale of proved properties	(205,026)	—
Accretion expense	10,955	15,336
Ending asset retirement obligation	$75,090	$269,161

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2011, 2010 and 2009.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2011, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $2.2 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Accounting for Uncertainty in Income Taxes

The Financial Accounting Standards Board (“FASB”) provides guidance on accounting for uncertainty in income taxes. This guidance is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2011 and 2010. The Partnership is subject to examination of income tax filings in the U.S. and various state jurisdictions for the years ended December 31, 2011 and 2010.  The Partnership has not been subjected to any audits by the Internal Revenue Service for these periods.

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

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

3. Transactions with Affiliates

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the years ended December 31, 2011, 2010, and 2009, the Partnership incurred technical services and administrative costs totaling $107,445, $150,189, and $145,786, respectively. Of these amounts, $0, $9,561, and $1,509 represent technical services costs capitalized as project costs, and $107,445, $140,628, and $144,277 represent administrative costs included as general and administrative expenses.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred. During the years ended December 31, 2011, 2010, and 2009, this 1% obligation totaled $0, $0, and $3,185, respectively. Reef also purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2011 and 2010, RELP owed the Partnership $128,014 and $177,140, respectively, for net revenues processed in excess of joint interest and technical and administrative charges.  The Partnership settles its balances with Reef and RELP at least on a quarterly basis.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees are payable to the affiliate. Under such circumstances, such affiliate receives fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the years ended December 31, 2011, 2010, and 2009, the Partnership paid operating overhead fees totaling $32,910, $44,724, and $42,785 to RELP, respectively.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2011, one marketer and one operator accounted for 29.4% and 68.3% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2010, one marketer and one operator accounted for 44.7% and 54.7% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2009, one marketer and one operator accounted for 54.7% and 44.1% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

All units, except those purchased by Reef, paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $2,310,285, leaving net capital contributions of $13,911,853 available for Partnership oil and gas activities. Of the $2,310,285 management fee, offering costs were $2,260,285 and organization costs were $50,000. The Partnership has drilled twenty-one wells as of December 31, 2011, and has completed drilling operations with the capital raised by the Partnership.

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

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

7. Supplemental Information on Crude Oil & Natural Gas Exploration and Production Activities (unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

December 31,	2011	2010	2009

Oil and natural gas properties:
Proved properties	$5,666,768	$14,430,401	$14,131,253
Total oil and gas properties	5,666,768	14,430,401	14,131,253
Less:
Accumulated depreciation, depletion, and amortization	(1,011,336)	(2,102,640)	(1,878,952)
Property impairment	(4,442,649)	(11,633,153)	(11,633,153)
Total	$212,783	$694,608	$619,148

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009

Oil and natural gas properties:
Exploration	$(1,843)	$3,678	$115,206
Development	14,072	295,471	124,435
Total	$12,229	$299,149	$239,641

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009

Oil and gas producing activities:
Crude oil sales	$882,651	$935,578	$642,966
Natural gas sales	201,167	273,538	220,942
Production expenses	(319,249)	(250,981)	(250,311)
Accretion of asset retirement obligation	(10,955)	(15,336)	(16,298)
Depreciation , depletion and amortization	(149,772)	(223,689)	(283,830)
Property impairment expense	—	—	(349,404)
Results of producing activities	$603,842	$719,110	$(35,935)
Depletion rate per BOE	$9.01	$10.29	$14.38

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

Crude Oil and Natural Gas Reserves

Net Proved Developed Reserve Summary

The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firms Forrest A. Garb & Associates, Inc., as of December 31, 2011, 2010, and 2009.  A copy of the Forrest A. Garb & Associates summary reserve report is included as Exhibit 99.1 to this Annual Report.  Proved crude oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  At December 31, 2011, all of the Partnership’s reserves are classified as proved developed reserves.  All of the Partnership’s reserves are located in the United States.

The following table sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2011, 2010 and 2009.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership:
Reserves at December 31, 2008	23,716	170,476	52,129
Revisions of previous estimates	28,301	30,518	33,387
Production	(11,977)	(46,554)	(19,736)
Reserves at December 31, 2009	40,040	154,440	65,780

Revisions of previous estimates	19,766	107,493	37,682
Production	(12,946)	(52,763)	(21,740)
Reserves at December 31, 2010	46,860	209,170	81,722

Reserves sold	(32,473)	(74,438)	(44,879)
Revisions of previous estimates	1,765	(7,468)	520
Production	(9,682)	(41,604)	(16,616)
Reserves at December 31, 2011	6,470	85,660	20,747

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

For the year ended December 31, 2011, calculations were made using average prices of $95.84 per barrel of crude oil and $4.15 per MCF of natural gas. For the year ended December 31, 2010, calculations were made using average prices of $79.79 per barrel of crude oil and $4.93 per MCF of natural gas. For the year ended December 31, 2009,

Reef Global Energy VIII, L.P.

Notes to Financial Statements (continued)

calculations were made using average prices of $61.08 per barrel of crude oil and $3.83 per MCF of natural gas.  Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

These assumptions used to compute estimated future cash inflows do not necessarily reflect Reef’s expectations of the Partnership’s actual revenues or costs, nor the present worth of the properties. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates. Sales prices of both crude oil and natural gas have fluctuated significantly in recent years. Reef, as managing general partner, does not rely upon the following information in making investment and operating decisions for the Partnership.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

December 31,	2011	2010	2009
Crude oil and natural gas properties owned by the Partnership:
Future cash inflows	$1,038,400	$4,829,310	$3,023,340
Future production costs	(303,040)	(2,297,000)	(1,544,320)
Future development costs	—	—	(79,290)
Future net cash flows	735,360	2,532,310	1,399,730
Effect of discounting net cash flows at 10%	(96,040)	(536,070)	(224,440)
Discounted future net cash flows	$639,320	$1,996,240	$1,175,290

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2011	2010	2009
Crude oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$1,996,240	$1,175,290	$1,012,742
Extensions and discoveries	—	—	—
Net change in sales price, net of production costs	227,760	575,797	39,603
Revisions of quantity estimates	(39,042)	920,466	630,352
Net changes in estimated future development costs	—	—	(66,576)
Changes in production timing rates	(84,377)	149,957	55,194
Accretion of discount	199,624	117,529	101,274
Sales net of production costs	(753,614)	(942,799)	(597,299)
Sales of minerals in place	(907,271)	—	—
Net increase (decrease)	(1,356,920)	820,950	162,548
Standardized measure at end of year	$639,320	$1,996,240	$1,175,290