Form 10-Q
period 2012-03-31
Reef Global Energy VIII, L.P.
filed 2012-05-11
CIK 1368954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 11, 2012, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$114,652	$75,807
Accounts receivable from affiliates	97,272	128,014
Total current assets	211,924	203,821

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $5,478,012 and $5,453,985	188,756	212,783
Net oil and gas properties	188,756	212,783

Total assets	$400,680	$416,604

Liabilities and partnership equity

Current liabilities:
Accounts payable	$20,925	$22,082
Total current liabilities	20,925	22,082

Long-term liabilities:
Asset retirement obligation	77,621	75,090
Total long-term liabilities	77,621	75,090

Partnership equity:
Limited partners	249,589	266,119
Managing general partner	52,545	53,313
Partnership equity	302,134	319,432

Total liabilities and partnership equity	$400,680	$416,604

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2012	2011

Oil, gas and NGL sales	$114,582	$318,470

Costs and expenses:
Lease operating expenses	30,445	69,728
Production taxes	5,567	20,916
Depreciation, depletion and amortization	21,230	43,313
Accretion of asset retirement obligation	5,328	4,082
General and administrative	39,381	58,543
Total costs and expenses	101,951	196,582

Income from operations	12,631	121,888

Other income:
Interest income	3	15
Total other income	3	15

Net income	$12,634	$121,903

Net income per limited partner unit	$14.25	$161.33
Net income per managing general partner unit	$118.95	$694.31

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2012	2011

Cash flows from operating activities
Net income	$12,634	$121,903
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	21,230	43,313
Accretion of asset retirement obligation	5,328	4,082
Changes in operating assets and liabilities:
Accounts receivable	—	19
Accounts receivable from affiliates	30,742	(16,996)
Accounts payable	(1,157)	7,919
Net cash provided by operating activities	68,777	160,240

Cash flows from investing activities
Property acquisition and development	—	(3,518)
Net cash used in investing activities	—	(3,518)

Cash flows from financing activities
Partner distributions	(29,932)	(145,600)
Net cash used in financing activities	(29,932)	(145,600)

Net increase in cash and cash equivalents	38,845	11,122
Cash and cash equivalents at beginning of period	75,807	45,242
Cash and cash equivalents at end of period	$114,652	$56,364

Supplemental disclosure of non-cash investing transactions
Adjustment to asset retirement obligation	$2,797	$—

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2012. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During 2011, the Partnership sold its interest in the Cole Ranch Properties (as defined below), which were comprised of eight productive wells. As a result of this sale, the Partnership has one significant producing property that is expected to account for over 90% of future Partnership revenues. This property has an estimated economic reserve life of 66 months utilizing current prices, costs, and projected production volumes at March 31, 2012. The Partnership distributed the proceeds from the sale of the Cole Ranch Properties to its partners, and has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received, and by actual production volumes from the Partnership’s most significant well. While management believes that the Partnership will generate positive cash flows during 2012, variations in pricing and production volumes could lead to rapidly declining cash flows from operations and Partnership losses. These conditions raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended March 31, 2012 and 2011, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2012  and December 31, 2011 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The Partnership has recognized an estimated liability for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life.  The liability is discounted using the credit-adjusted risk-free rate.  Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

The following table summarizes the Partnership’s asset retirement obligation for the three month period ended March 31, 2012 and the year ended December 31, 2011.

	Three months ended	Year ended
	March 31, 2012	December 31, 2011
Beginning asset retirement obligation	$75,090	$269,161
Retirement related to property abandonment and restoration	(2,797)	—
Retirement related to sale of proved properties	—	(205,026)
Accretion expense	5,328	10,955
Ending asset retirement obligation	$77,621	$75,090

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable from affiliates, and accounts payable approximates their carrying value due to their short-term nature.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost.  During the three month periods ended March 31, 2012 and 2011, the Partnership incurred no costs for technical services and incurred administrative costs totaling $11,171 and $37,322, respectively.  Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2012 and December 31, 2011, RELP owed the Partnership $97,272 and $128,014, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three month periods ended March 31, 2012 and 2011 is detailed below:

For the three months ended March 31, 2012

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$3,857	$118.95
Limited partner units	616.076	8,777	$14.25
Total	648.501	$12,634

For the three months ended March 31, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$22,513	$694.31
Limited partner units	616.076	99,390	$161.33
Total	648.501	$121,903

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Partnership’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the related notes thereto, included in the Annual Report.

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in three developmental prospects and participated in the drilling of seventeen successful developmental wells and one unsuccessful developmental well on those prospects. The Partnership sold its interest in the Cole Ranch Properties (as defined below), which were comprised of eight productive wells, during the third quarter of 2011 (see below) and has five successful wells that are productive, one that has been converted to a salt water disposal well, and three that are shut-in at March 31, 2012. The Partnership purchased working interests in three exploratory prospects and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects. The successful exploratory well ceased production during 2009. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-one wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

On August 24, 2011, the Partnership completed the sale of certain assets in accordance with a Purchase and Sale Agreement (“Agreement”) between the Partnership, Reef Exploration, L.P., Reef Global Energy VII, L.P., and Reef Global Energy IX, L.P., affiliates of the Partnership, as sellers (collectively, the “Sellers”), and with Energen Resources Corporation (“Energen”) as buyer.  The Agreement included the sale of all rights, title, and interest in leases, lands, and wells owned by the Partnership located in Glasscock County, Texas (the “Cole Ranch Properties”) for an aggregate purchase price to the Sellers of $10,000,000, subject to certain purchase price adjustments. The Partnership received approximately $4,438,400 of the purchase price, prior to purchase price adjustments. The Cole

Ranch Properties were assigned directly to Energen at closing pursuant to an Assignment, Conveyance and Bill of Sale as of July 1, 2011.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $16,090,928. Reef purchased 32.425 general partner units, or 5% of the total units sold, for $689,032. Investor partners purchased 520.793 units of general partner interest and 95.283 units of limited partner interest for $15,401,896. All units of general partner interest purchased by investor partners were converted to units of limited partner interest during 2008. Reef also contributed $131,210 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $2,310,284, leaving capital contributions of $13,911,853 available for Partnership activities. The Partnership expended $14,102,150 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-one wells and expended $53,048 on general and administrative expenses during its drilling and completion phase of operations.  Expenditures in excess of Partnership capital were deducted from Partnership distributions. There are no plans to conduct any additional drilling on partnership prospects at this time; however, additional drilling activity is permitted on the Partnership prospects at the discretion of the Partnership’s managing general partner. Any additional capital expenditures will also be recovered from cash flow by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $190,999 at March 31, 2012.  Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended March 31 ,
	2012	2011
Sales volumes:
Oil (Barrels)	1,133	2,887
Natural gas (Mcf)	5,737	13,175

Average sales prices received:
Oil (Barrels)	$88.85	$86.30
Natural gas (Mcf)	$2.42	$5.26

The estimated net proved crude oil and natural gas reserves as of March 31, 2012 and 2011 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2012	5,860	76,240
March 31, 2011	44, 945	195,041

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The Partnership had net income of $12,634 for the three month period ended March 31, 2012, compared to net income of $121,903 for the three month period ended March 31, 2011. The primary cause of this decrease in net income is decreased sales volumes and revenues as discussed below.

Partnership crude oil and natural gas sales volumes are declining due to natural production declines from existing Partnership wells, the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity, and as a result of the sale of eight producing wells on the Cole Ranch Properties sold during the third quarter of 2011.  The Cole Ranch Properties accounted for 33.3% and 24.2% of crude oil and natural gas sales volumes, respectively, during the period ended March 31, 2011 and accounted for 39.3% of the Partnership’s sales revenues during the period ended March 31, 2011. There are no sales volumes or revenues from the Cole Ranch Properties included in the results of operations for the period ended March 31, 2012.

The Rob L RA SUA CL&F #1 (“Gumbo II”) well, located in Terrebonne Parish, Louisiana is the most productive well in which the Partnership has an interest. During the three month period ended March 31, 2012, the Partnership’s share of sales volumes from the Gumbo II well were 1,060 Bbl and 5,639 Mcf, or 93.5% and 98.3% of the Partnership’s crude oil and natural gas sales volumes, respectively. During the three month period ended March 31, 2011, the Gumbo II well accounted for 1,862 Bbl and 9,872 Mcf, or 64.5% and 74.9% of the Partnership’s crude oil and natural gas sales volumes, respectively.  Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of production from the Cole Ranch properties will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current estimated reserve life of the Gumbo II well is estimated to be approximately 66 months using current prices and costs.

While the sales price for crude oil rose by 3.0%, to an average price of $88.85 per Bbl for the three month period ended March 31, 2012, compared to an average price of $86.30  for the three month period ended March 31, 2011, the sales price for natural gas fell by 54.0%, to an average price of $2.42 per Mcf for the three month period ended March 31, 2012, compared to an average price of $5.26 per Mcf for the three month period ended March 31, 2011. Total sales revenues decreased by $203,888, or 64.0% on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. The Partnership anticipates continued weakening in natural gas prices during the second quarter of 2012. Natural gas sales revenues accounted for 12.1% of first quarter 2012 overall sales revenues, compared to 21.8% of first quarter 2011 overall sales revenues.

Lease operating expenses decreased from $69,728 during the three month period ended March 31, 2011 to $30,445 during the three month period ended March 31, 2012, primarily due to the sale of the Partnership’s interest in the Cole Ranch Properties.  Operating costs of the Partnership’s Sand Dunes wells increased slightly during the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011 due to increased workover expenses for repairs of parted rods on three of the Sand Dunes wells.  Production taxes decreased from $20,916 during the three months ended March 31, 2011 to $5,567 during the three months ended March 31, 2012 due primarily to declining production.

The Partnership incurred $21,230 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2012 compared to $43,313 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2011.  This decrease is due to the reduced depletable basis of the Partnership and the combination of declining production rates and rising oil prices between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis. The Partnership recognized $5,328 of accretion expense during the three month period ended March 31, 2012 compared to $4,082 of accretion expense during the comparable period during 2011, as the Partnership revised the estimated asset retirement date of the Gumbo II well due to its recent declining production and shortened estimated reserve life.

General and administrative costs decreased from $58,543 incurred during the three months ended March 31, 2011 to $39,381 incurred during the three months ended March 31, 2012, primarily due to decreased overhead charges from RELP. The allocation of RELP’s overhead to partnerships is a significant factor in general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $31,071 for the three months ended March 31, 2011 to $8,060 for the three months ended March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, is not required to provide the information required under this Item.

Item 4. Controls and Procedures

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

REEF GLOBAL ENERGY VIII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: May 11, 2012	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: May 11, 2012	By:	/s/ Daniel C. Sibley
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