Form 10-Q
period 2012-06-30
Reef Global Energy VIII, L.P.
filed 2012-08-10
CIK 1368954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 10, 2012, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$110,605	$75,807
Accounts receivable	4,248	—
Accounts receivable from affiliates	62,375	128,014
Total current assets	177,228	203,821

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $5,497,416 and $5,453,985	169,352	212,783
Net oil and gas properties	169,352	212,783

Total assets	$346,580	$416,604

Liabilities and partnership equity

Current liabilities:
Accounts payable	$21,126	$22,082
Total current liabilities	21,126	22,082

Long-term liabilities:
Asset retirement obligation	79,114	75,090
Total long-term liabilities	79,114	75,090

Partnership equity:
Limited partners	200,674	266,119
Managing general partner	45,666	53,313
Partnership equity	246,340	319,432

Total liabilities and partnership equity	$346,580	$416,604

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Oil, gas and NGL sales	$51,691	$368,330	$166,273	$686,800

Costs and expenses:
Lease operating expenses	4,832	73,723	35,277	143,451
Production taxes	5,711	28,859	11,278	49,775
Depreciation, depletion and amortization	19,404	41,713	40,634	85,026
Accretion of asset retirement obligation	1,493	4,171	6,821	8,253
General and administrative	23,900	55,572	63,281	114,115
Total costs and expenses	55,340	204,038	157,291	400,620

Income (loss) from operations	(3,649)	164,292	8,982	286,180

Other income:
Interest income	—	14	3	29
Miscellaneous income	319	—	319	—
Total other income	319	14	322	29

Net income (loss)	$(3,330)	$164,306	$9,304	$286,209

Net income (loss) per limited partner unit	$(7.40)	$219.69	$6.85	$381.02
Net income per managing general partner unit	$37.82	$893.15	$156.77	$1,587.45

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2012	2011

Cash flows from operating activities
Net income	$9,304	$286,209
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	40,634	85,026
Accretion of asset retirement obligation	6,821	8,253
Changes in operating assets and liabilities:
Accounts receivable	(4,248)	19
Accounts receivable from affiliates	65,639	(16,882)
Accounts payable	(956)	(8,094)
Net cash provided by operating activities	117,194	354,531

Cash flows from investing activities
Property acquisition and development	—	(11,875)
Net cash used in investing activities	—	(11,875)

Cash flows from financing activities
Partner distributions	(82,396)	(330,037)
Net cash used in financing activities	(82,396)	(330,037)

Net increase in cash and cash equivalents	34,798	12,619
Cash and cash equivalents at beginning of period	75,807	45,242
Cash and cash equivalents at end of period	$110,605	$57,861

Supplemental disclosure of non-cash investing transactions
Adjustment to asset retirement obligation	$2,797	$—

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2012. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During 2011, the Partnership sold its interest in the Cole Ranch Properties (as defined below), which were comprised of eight productive wells. As a result of this sale, the Partnership has one significant producing property that is expected to account for over 90% of future Partnership revenues. This property has an estimated remaining economic reserve life of 42 months utilizing current prices, costs, and projected production volumes at June 30, 2012. The Partnership distributed the proceeds from the sale of the Cole Ranch Properties to its partners, and has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received, and by actual production volumes from the Partnership’s most significant well. While management believes that the Partnership will generate positive cash flows during 2012, variations in pricing and production volumes could lead to rapidly declining cash flows from operations and Partnership losses. These conditions raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2012 and 2011, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2012 and December 31, 2011 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the six month period ended June 30, 2012 and the year ended December 31, 2011.

	Six months ended	Year ended
	June 30, 2012	December 31, 2011
Beginning asset retirement obligation	$75,090	$269,161
Retirement related to property abandonment and restoration	(2,797)	—
Retirement related to sale of proved properties	—	(205,026)
Accretion expense	6,821	10,955
Ending asset retirement obligation	$79,114	$75,090

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost.  During the three and six month periods ended June 30, 2012, the Partnership incurred administrative costs totaling $6,283 and $17,454, respectively.  During the three and six month periods ended June 30, 2011, the Partnership incurred administrative costs totaling $34,283 and $71,605, respectively. The Partnership incurred no technical services costs during the three and six month periods ended June 30, 2012 and 2011. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2012 and December 31, 2011, RELP owed the Partnership $62,375 and $128,014, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and six month periods ended June 30, 2012 is detailed below:

For the three months ended June 30, 2012

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	32.425	$1,227	$37.82
Limited partner units	616.076	(4,557)	$(7.40)
Total	648.501	$(3,330)

For the six months ended June 30, 2012

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$5,083	$156.77
Limited partner units	616.076	4,221	$6.85
Total	648.501	$9,304

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in three developmental prospects and participated in the drilling of seventeen successful developmental wells and one unsuccessful developmental well on those prospects. The Partnership sold its interest in the Cole Ranch Properties (as defined below), which were comprised of eight productive wells, during the third quarter of 2011 (see below) and has four successful wells that are productive, one that has been converted to a salt water disposal well, and four that are shut-in at June 30, 2012. The Partnership purchased working interests in three exploratory prospects and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects. The successful exploratory well ceased production during 2009. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-one wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

On August 24, 2011, the Partnership completed the sale of certain assets in accordance with a Purchase and Sale Agreement (“Agreement”) between the Partnership, Reef Exploration, L.P., Reef Global Energy VII, L.P., and Reef Global Energy IX, L.P., affiliates of the Partnership, as sellers (collectively, the “Sellers”), and with Energen Resources Corporation (“Energen”), as buyer.  The Agreement included the sale of all rights, title, and interest in leases, lands, and wells owned by the Partnership located in Glasscock County, Texas (the “Cole Ranch Properties”) for an aggregate purchase price to the Sellers of $10,000,000, subject to certain purchase price adjustments. The Partnership received approximately $4,438,400 of the purchase price, prior to certain purchase price adjustments. The Cole Ranch Properties were assigned directly to Energen at closing pursuant to an Assignment, Conveyance and Bill of Sale effective as of July 1, 2011.

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

The Partnership has working capital of $156,102 at June 30, 2012.  Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Sales volumes:
Oil (Barrels)	514	3,033	1,647	5,920
Natural gas (Mcf)	2,933	10,532	8,670	23,706

Average sales prices received:
Oil (Barrels)	$87.35	$100.73	$88.38	$93.69
Natural gas (Mcf)	$2.31	$5.97	$2.39	$5.57

The estimated net proved crude oil and natural gas reserves as of June 30, 2012 and 2011 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2012	2,880	35,240
June 30, 2011	42,014	176,150

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The Partnership incurred net loss of $3,330 for the three month period ended June 30, 2012, compared to net income of $164,306 for the three month period ended June 30, 2011. The primary cause of this decrease in net income is decreased sales volumes and prices as discussed below.

Partnership crude oil and natural gas sales volumes are declining due to natural production declines from existing Partnership wells, the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity, and the sale of eight producing wells on the Cole Ranch Properties sold during the third quarter of 2011.  The Cole Ranch Properties accounted for 37.3% and 26.5% of crude oil and natural gas sales volumes, respectively, during the three month period ended June 30, 2011 and accounted for 36.4% of the Partnership’s sales revenues during the three month period ended June 30, 2011. There are no sales volumes or revenues from the Cole Ranch Properties included in the results of operations for the three month period ended June 30, 2012.

The Rob L RA SUA CL&F #1 (“Gumbo II”) well, located in Terrebonne Parish, Louisiana is the most productive well in which the Partnership has an interest. During the three month period ended June 30, 2012, the Partnership’s share of sales volumes from the Gumbo II well were 487 Bbl and 2,879 Mcf, or 94.7% and 98.1% of the Partnership’s crude oil and natural gas sales volumes, respectively. During the three month period ended June 30, 2011, the Gumbo II well accounted for 1,871 Bbl and 7,559 Mcf, or 61.7% and 71.8% of the Partnership’s crude oil and natural gas sales volumes, respectively.  Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of all production from the Cole Ranch properties, will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current remaining estimated reserve life of the Gumbo II well is estimated to be approximately 42 months using prices prepared in accordance with SEC rules and accounting standards and current costs.

The sales price for crude oil decreased by 13.3%, to an average price of $87.35 per Bbl for the three month period ended June 30, 2012, compared to an average price of $100.73 for the three month period ended June 30, 2011, and the sales price for natural gas decreased by 61.3%, to an average price of $2.31 per Mcf for the three month period ended June 30, 2012, compared to an average price of $5.97 per Mcf for the three month period ended June 30, 2011. Total sales revenues decreased by $316,639, or 86.0%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. Natural gas prices have been increasing since June 30, 2012, which may lead to an increase in average sales prices received for the third quarter of 2012. Natural gas sales revenues accounted for 13.1% of second quarter 2012 overall sales revenues, compared to 17.1% of second quarter 2011 overall sales revenues. Crude oil continues to trade in a narrow range comparable to second quarter 2012 levels.

Lease operating expenses decreased from $73,723 during the three month period ended June 30, 2011 to $4,832 during the three month period ended June 30, 2012, primarily due to the sale of the Partnership’s interest in the Cole Ranch Properties.  The Cole Ranch Properties accounted for $53,929 of the $73,723 in lease operating expenses incurred during the three month period ended June 30, 2011.  Production taxes decreased from $28,859 during the three months ended June 30, 2011 to $5,711 during the three months ended June 30, 2012, comparable with the decline in sales revenues.

The Partnership incurred $19,404 of depletion, depreciation, and amortization expense during the three month period ended June 30, 2012 compared to $41,713 of depletion, depreciation, and amortization expense during the three month period ended June 30, 2011.  This decrease is due to the reduced depletable basis of the Partnership and the declining production rates between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis.

General and administrative costs decreased from $55,572 incurred during the three months ended June 30, 2011 to $23,900 incurred during the three months ended June 30, 2012, primarily due to decreased overhead charges from RELP. The allocation of RELP’s overhead to the Partnership is a large portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $31,503 for the three months ended June 30, 2011 to $3,746 for the three months ended June 30, 2012.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The Partnership had net income of $9,304 for the six month period ended June 30, 2012, compared to net income of $286,209 for the six month period ended June 30, 2011. The primary cause of this decrease in net income is decreased sales volumes and prices as discussed below.

Partnership crude oil and natural gas sales volumes are declining due to natural production declines from existing Partnership wells, the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity, and the sale of eight producing wells on the Cole Ranch Properties sold during the third quarter of 2011.  The Cole Ranch Properties accounted for 35.4% and 25.2% of crude oil and natural gas sales volumes, respectively, during the six month period ended June 30, 2011 and accounted for 37.7% of the Partnership’s sales revenues during the six month period ended June 30, 2011. There are no sales volumes or revenues from the Cole Ranch Properties included in the results of operations for the six month period ended June 30, 2012.

The Gumbo II well, located in Terrebonne Parish, Louisiana is the most productive well in which the Partnership has an interest. During the six month period ended June 30, 2012, the Partnership’s share of sales volumes from the Gumbo II well were 1,547 Bbl and 8,518 Mcf, or 93.9% and 98.2% of the Partnership’s crude oil and natural gas sales volumes, respectively. During the six month period ended June 30, 2011, the Gumbo II well accounted for 3,733 Bbl and 17,430 Mcf, or 63.1% and 73.5% of the Partnership’s crude oil and natural gas sales volumes, respectively.  Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of all production from the Cole Ranch properties, will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current remaining estimated reserve life of the Gumbo II well is estimated to be approximately 42 months using prices prepared in accordance with SEC rules and accounting standards and current costs.

The sales price for crude oil decreased by 5.7%, to an average price of $88.38 per Bbl for the six month period ended June 30, 2012, compared to an average price of $93.69 for the six month period ended June 30, 2011, and the sales price for natural gas decreased by 57.1%, to an average price of $2.39 per Mcf for the six month period ended June 30, 2012, compared to an average price of $5.57 per Mcf for the six month period ended June 30, 2011. Total sales revenues decreased by $520,527, or 75.8%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. Natural gas prices have been increasing since June 30, 2012, which may lead to an increase in average sales prices received for the third quarter of 2012. Natural gas sales revenues accounted for 12.4% of overall sales revenues for the six month period ended June 30, 2012, compared to 19.2% of overall sales revenues for the six month period ended June 30, 2011. Crude oil continues to trade in a narrow range comparable to second quarter levels.

Lease operating expenses decreased from $143,451 during the six month period ended June 30, 2011 to $35,277 during the six month period ended June 30, 2012, primarily due to the sale of the Partnership’s interest in the Cole Ranch Properties.  The Cole Ranch Properties accounted for $96,304 of the $143,451 in lease operating expenses incurred during the six month period ended June 30, 2011.  Production taxes decreased from $49,775 during the six months ended June 30, 2011 to $11,278 during the six months ended June 30, 2012, comparable to the decline in sales revenues.

The Partnership incurred $40,634 of depletion, depreciation, and amortization expense during the six month period ended June 30, 2012 compared to $85,026 of depletion, depreciation, and amortization expense during the six month period ended June 30, 2011.  This decrease is due to the reduced depletable basis of the Partnership and the declining production rates between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis.

General and administrative costs decreased from $114,115 incurred during the six months ended June 30, 2011 to $63,281 incurred during the six months ended June 30, 2012, primarily due to decreased overhead charges from RELP. The allocation of RELP’s overhead to the Partnership is a large portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $62,574 for the six months ended June 30, 2011 to $11,805 for the six months ended June 30, 2012.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF GLOBAL ENERGY VIII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: August 10, 2012	By:	/s/ Michael J.Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: August 10, 2012	By:	/s/ Daniel C.Sibley
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