Form 10-Q
period 2012-09-30
Reef Global Energy VIII, L.P.
filed 2012-11-09
CIK 1368954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 9, 2012, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$92,602	$75,807
Accounts receivable	4,241	—
Accounts receivable from affiliates	7,207	128,014
Total current assets	104,050	203,821

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $5,625,788 and $5,453,985	40,980	212,783
Net oil and gas properties	40,980	212,783

Total assets	$145,030	$416,604

Liabilities and partnership equity

Current liabilities:
Accounts payable	$3,116	$22,082
Total current liabilities	3,116	22,082

Long-term liabilities:
Asset retirement obligation	80,637	75,090
Total long-term liabilities	80,637	75,090

Partnership equity:
Limited partners	32,272	266,119
Managing general partner	29,005	53,313
Partnership equity	61,277	319,432

Total liabilities and partnership equity	$145,030	$416,604

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Oil, gas and NGL sales	$45,581	$276,486	$211,854	$963,286

Costs and expenses:
Lease operating expenses	18,749	53,338	54,026	196,789
Production taxes	4,338	17,765	15,616	67,540
Depreciation, depletion and amortization	50,061	36,031	90,695	121,057
Property Impairment	78,311	—	78,311	—
Accretion of asset retirement obligation	1,523	1,337	8,344	9,590
General and administrative	37,858	50,649	101,139	164,764
Gain on sale of oil and gas properties	—	(4,298,537)	—	(4,298,537)
Total costs and expenses	190,840	(4,139,417)	348,131	(3,738,797)

Income (loss) from operations	(145,259)	4,415,903	(136,277)	4,702,083

Other income:
Interest income	—	16	3	45
Miscellaneous income	—	—	319	—
Total other income	—	16	322	45

Net income (loss)	$(145,259)	$4,415,919	$(135,955)	$4,702,128

Net income (loss) per limited partner unit	$(218.72)	$6,009.08	$(211.87)	$6,390.10
Net income (loss) per managing general partner unit	$(324.17)	$22,016.04	$(167.40)	$23,603.49

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$(135,955)	$4,702,128
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	90,695	121,057
Property Impairment	78,311	—
Accretion of asset retirement obligation	8,344	9,590
Gain on sale of oil and gas properties	—	(4,298,537)
Changes in operating assets and liabilities:
Accounts receivable	(4,241)	19
Accounts receivable from affiliates	120,807	(8,416)
Accounts payable	(18,966)	21,800
Net cash provided by operating activities	138,995	547,641

Cash flows from investing activities
Proceeds from sale of oil and gas properties	—	4,437,794
Property acquisition and development	—	(11,868)
Net cash provided by investing activities	—	4,425,926

Cash flows from financing activities
Partner distributions	(122,200)	(4,931,039)
Net cash used in financing activities	(122,200)	(4,931,039)

Net increase in cash and cash equivalents	16,795	42,528
Cash and cash equivalents at beginning of period	75,807	45,242
Cash and cash equivalents at end of period	$92,602	$87,770

Supplemental disclosure of non-cash investing transactions
Adjustment to asset retirement obligation	$2,797	$—
Asset retirement obligation reduction resulting from sale and disposition of proved properties	$—	$205,026

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2012. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During 2011, the Partnership sold its interest in the Cole Ranch properties (as defined below), which were comprised of eight productive wells. As a result of this sale, the Partnership has one significant producing property that is expected to account for over 90% of future Partnership revenues. The property has an estimated remaining economic reserve life of 13 months utilizing current prices, costs, and projected production volumes at September 30, 2012. The Partnership distributed the proceeds from the sale of the Cole Ranch properties to its partners, and has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received, and by actual production volumes from the Partnership’s most significant well. While management believes that the Partnership will generate positive cash flows during 2012, current projections indicate that the Partnership will not have positive cash flows beyond 2012. Cash flow, as measured by taking the Partnership net loss shown on the Statement of Operations and adding back non cash expenditures (depreciation, depletion and amortization, property impairment, and accretion of asset retirement obligation), while positive for the nine months ended September 30, 2012, has deteriorated each of the first three quarters of 2012, and was a loss of $15,364 for the three month period ended September 30, 2012.  These factors raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets, as a result of these declining cash flows.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During each of the three and nine month periods ended September 30, 2012, the Partnership recognized property impairment expense of proved properties totaling $78,311. During the three and nine month periods ended September 30, 2011, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2012  and December 31, 2011 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The Partnership has recognized an estimated liability for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled or acquired.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine month period ended September 30, 2012 and the year ended December 31, 2011.

	Nine months ended	Year ended
	September 30, 2012	December 31, 2011
Beginning asset retirement obligation	$75,090	$269,161
Retirement related to property abandonment and restoration	(2,797)	—
Retirement related to sale of proved properties	—	(205,026)
Accretion expense	8,344	10,955
Ending asset retirement obligation	$80,637	$75,090

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost.  During the three and nine month periods ended September 30, 2012, the Partnership incurred administrative costs totaling $7,959 and $25,413, respectively.  During the three and nine month periods ended September 30, 2011, the Partnership incurred administrative costs totaling $22,452 and $94,057, respectively. The Partnership incurred no technical services costs during the three and nine month periods ended September 30, 2012 and 2011. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2012 and December 31, 2011, RELP owed the Partnership $7,207 and $128,014, respectively, for net revenues processed in excess of joint interest and general and administrative charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and nine month periods ended September 30, 2012 is detailed below:

For the three months ended September 30, 2012

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	32.425	$(10,511)	$(324.17)
Limited partner units	616.076	(134,748)	$(218.72)
Total	648.501	$(145,259)

For the nine months ended September 30, 2012

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	32.425	$(5,428)	$(167.40)
Limited partner units	616.076	(130,527)	$(211.87)
Total	648.501	$(135,955)

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in three developmental prospects and participated in the drilling of seventeen successful developmental wells and one unsuccessful developmental well on those prospects. The Partnership sold its interest in the Cole Ranch properties (as defined below), which were comprised of eight productive wells, during the third quarter of 2011 (see below) and has four successful wells that are productive, one that has been converted to a salt water disposal well, and four that are shut-in at September 30, 2012. The Partnership purchased working interests in three exploratory prospects and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects. The successful exploratory well ceased production during 2009. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-one wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $16,090,928. Reef purchased 32.425 general partner units, or 5% of the total units sold, for $689,032. Investor partners purchased 520.793 units of general partner interest and 95.283 units of limited partner interest for $15,401,896. All units of general partner interest purchased by investor partners were converted to units of limited partner interest during 2008. Reef also contributed $131,210 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $2,310,284, leaving capital contributions of $13,911,853 available for Partnership activities. The Partnership expended $14,102,150 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-one wells and expended $53,048 on general and administrative expenses during its drilling and completion phase of operations.  Expenditures in excess of Partnership capital were deducted from Partnership distributions. There are no plans to conduct any additional drilling on partnership prospects at this time; however, additional drilling activity is permitted on the Partnership prospects at the discretion of the Partnership’s managing general partner. Any additional capital expenditures would need to be funded by Partnership cash flows, if any, and would reduce Partnership distributions. The most recent distribution of cash flow to investors occurred in July 2012. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $100,934 at September 30, 2012.  Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Sales volumes:
Oil (Barrels)	549	2,764	2,197	8,683
Natural gas (Mcf)	2,568	9,250	11,238	32,956

Average sales prices received:
Oil (Barrels)	$71.67	$83.98	$84.20	$90.60
Natural gas (Mcf)	$2.42	$4.80	$2.39	$5.36

The estimated net proved crude oil and natural gas reserves as of September 30, 2012 and 2011 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2012	900	8,940
September 30, 2011	7,441	83,126

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The Partnership incurred a net loss of $145,259 for the three month period ended September 30, 2012, compared to net income of $4,415,919 for the three month period ended September 30, 2011.  Excluding the gain on sale related to the Cole Ranch properties described below, the Partnership had net income totaling $117,382 during the three month period ended September 30, 2011. The decrease in net income between these comparative periods is the result of the loss of the Cole Ranch property oil and gas production, and significant declines in both production volumes from the Partnership’s most significant remaining well and in oil and gas sales prices.

On August 24, 2011, the Partnership completed the sale of the Cole Ranch properties to Energen, effective July 1, 2011.  The Partnership recognized a gain related to this transaction of $4,298,537 during the three month period ended September 30, 2011.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells, the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity, and the sale of eight producing wells on the Cole Ranch properties sold during the third quarter of 2011.  The Cole Ranch properties accounted for 36.7% and 7.0% of crude oil and natural gas sales volumes, respectively, during the three month period ended September 30, 2011 and accounted for 30.0% of the Partnership’s sales revenues during the three month period ended September 30, 2011. There are no sales volumes or revenues from the Cole Ranch properties included in the results of operations for the three month period ended September 30, 2012.

The Rob L RA SUA CL&F #1 (“Gumbo II”) well, located in Terrebonne Parish, Louisiana is the most productive well in which the Partnership has an interest. Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from this well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. During the three month period ended September 30, 2011, the Partnership share of production volumes from the Gumbo II well were 1,698 barrels of crude oil and 8,455 Mcf of natural gas, or 61.4% and 91.4% of Partnership production volumes for the period. During the three month period ended September 30, 2012, the Partnership share of production volumes from the Gumbo II well were 512 barrels of crude oil and 2,515 Mcf of natural gas, or 93.2% and 97.9% of Partnership production volumes for the period, a volume drop of approximately 70% on an EBO basis. Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of all production from the Cole Ranch properties, will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. As a result of declining sales prices, declining production volumes, and increases in lease operating expenses associated with water disposal costs, the current remaining estimated economic reserve life of the Gumbo II well was reduced from approximately 42 months to approximately 13 months using prices prepared in accordance with SEC rules and accounting standards and current costs.

The sales price for crude oil decreased by 14.7%, to an average price of $71.67 per Bbl for the three month period ended September 30, 2012, compared to an average price of $83.98 for the three month period ended September 30, 2011, and the sales price for natural gas decreased by 49.6%, to an average price of $2.42 per Mcf for the three month period ended September 30, 2012, compared to an average price of $4.80 per Mcf  for the three month period ended September 30, 2011.

The combined effect of these three factors caused total sales revenues to decrease by $230,905, or 83.5%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. However, at current production volume levels, which are expected to continue to decline in future periods, revenues generated from crude oil and natural gas sales will not be sufficient to cover the Partnership’s lease operating expenses, production taxes and general and administrative costs.

Lease operating expenses decreased from $53,338 during the three month period ended September 30, 2011 to $18,749 during the three month period ended September 30, 2012, primarily due to the sale of the Partnership’s interest in the Cole Ranch properties.  The Cole Ranch properties accounted for $34,701 of the $53,338 in lease operating expenses incurred during the three month period ended September 30, 2011.  Production taxes decreased from $17,765 during the three months ended September 30, 2011 to $4,338 during the three months ended September 30, 2012, due primarily to the decline in sales revenues.

The Partnership incurred $50,061 of depletion, depreciation, and amortization expense and $78,311 of property impairment expense during the three month period ended September 30, 2012 compared to $36,031 of depletion, depreciation, and amortization expense and no property impairment expense during the three month period ended September 30, 2011.  The increase in depletion, depreciation, and amortization expense is the result of the large reduction in economic reserves between comparable periods, which results in the Partnership producing an increasing rate of its recoverable reserves.  The third quarter impairment expense of $78,311 was incurred primarily as a result of the reduction in the economic reserve life of the Gumbo II well, which reduced the Partnership’s economic recoverable reserves.

General and administrative costs decreased from $50,649 incurred during the three months ended September 30, 2011 to $37,858 incurred during the three months ended September 30, 2012, primarily due to decreased overhead charges from RELP. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $18,889 for the three month period ended September 30, 2011 to $5,100 for the three month period ended September 30, 2012.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The Partnership incurred a net loss of $135,955 for the nine month period ended September 30, 2012, compared to net income of $4,702,128 for the nine month period ended September 30, 2011. Excluding the gain on sale related to the Cole Ranch properties described below, the Partnership had net income totaling $403,591 during the nine month period ended September 30, 2011. The decrease in net income between these comparative periods is the result of the loss of the Cole Ranch property oil and gas production, and significant declines in both production volumes from the Partnership’s most significant remaining well and in oil and gas sales prices.

On August 24, 2011, the Partnership completed the sale of the Cole Ranch properties to Energen, effective July 1, 2011.  The Partnership recognized a gain related to this transaction of $4,298,537 during the nine month period ended September 30, 2011.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells, the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity, and the sale of eight producing wells on the Cole Ranch properties sold during the third quarter of 2011. The Cole Ranch properties accounted for 35.8% and 20.1% of crude oil and natural gas sales volumes, respectively, during the nine month period ended September 30, 2011 and accounted for 35.5% of the Partnership’s sales revenues during the nine month period ended September 30, 2011. There are no sales volumes or revenues from the Cole Ranch properties included in the results of operations for the nine month period ended September 30, 2012.

The Gumbo II well, located in Terrebonne Parish, Louisiana is the most productive well in which the Partnership has an interest.  Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from this well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. During the nine month period ended September 30, 2011, the Partnership share of production volumes from the Gumbo II well were 5,431 barrels of crude oil and 25,886 Mcf of natural gas, or 62.5% and 78.6% of Partnership production volumes for the period. During the nine month period ended September 30, 2012, the Partnership share of production volumes from the Gumbo II well were 2,059 barrels of crude oil and 11,033 Mcf of natural gas, or 93.7% and 98.2% of Partnership production volumes for the period, a volume drop of approximately 60% on an EBO basis.  Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of all production from the Cole Ranch properties, will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. As a result of declining sales prices, declining production volumes, and increases in lease operating expenses associated with water disposal costs,  the current remaining estimated economic reserve life of the Gumbo II well was reduced from approximately 42 months to approximately 13 months using prices prepared in accordance with SEC rules and accounting standards and current costs.

The sales price for crude oil decreased by 7.1%, to an average price of $84.20 per Bbl for the nine month period ended September 30, 2012, compared to an average price of $90.60 for the nine month period ended September 30, 2011, and the sales price for natural gas decreased by 55.4%, to an average price of $2.39 per Mcf for the nine month period ended September 30, 2012, compared to an average price of $5.36 per Mcf  for the nine month period ended September 30, 2011.

The combined effect of these three factors caused total sales revenues to decrease by $751,432, or 78.0%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. However, at current production volume levels, which are expected to continue to decline in future periods, revenues generated from crude oil and natural gas sales will not be sufficient to cover the Partnership’s lease operating expenses, production taxes and general and administrative costs.

Lease operating expenses decreased from $196,789 during the nine month period ended September 30, 2011 to $54,026 during the nine month period ended September 30, 2012, primarily due to the sale of the Partnership’s interest in the Cole Ranch properties.  The Cole Ranch properties accounted for $131,005 of the $196,789 in lease operating expenses incurred during the nine month period ended September 30, 2011.  Production taxes decreased from $67,540 during the nine months ended September 30, 2011 to $15,616 during the nine months ended September 30, 2012, due primarily to the decline in sales revenues.

The Partnership incurred $169,006 of depletion, depreciation, and amortization expense during the nine month period ended September 30, 2012 compared to $121,057 of depletion, depreciation, and amortization expense during the nine month period ended September 30, 2011. This increase is the result of a property impairment charge of $78,311 incurred during the third quarter of 2012. The impairment charge was the direct result of the reduction in the economic reserve life of the Gumbo II, which reduced the Partnership’s economic recoverable reserves.

General and administrative costs decreased from $164,764 incurred during the nine months ended September 30, 2011 to $101,139 incurred during the nine months ended September 30, 2012, primarily due to decreased overhead charges from RELP. The allocation of RELP’s overhead to the Partnership is a large portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $81,463 for the nine months ended September 30, 2011 to $16,906 for the nine months ended September 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, is not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as such term is defined in n Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding financial disclosure.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF GLOBAL ENERGY VIII, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	November 9, 2012	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	November 9, 2012	By:	/s/ Daniel C. Sibley
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