Form 10-Q
period 2013-06-30
Reef Global Energy VIII, L.P.
filed 2013-08-12
CIK 1368954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 12, 2013, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$92,548	$92,602
Accounts receivable	4,241	4,241
Accounts receivable from affiliates	—	17,273
Total current assets	96,789	114,116

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $5,371,667 and $5,644,929	4,530	21,840
Net oil and gas properties	4,530	21,840

Total assets	$101,319	$135,956

Liabilities and partnership equity

Current liabilities:
Accounts payable	$3,062	$3,116
Accounts payable to affiliates	12,417	—
Current portion of asset retirement obligation	9,477	69,539
Total current liabilities	24,956	72,655

Long-term liabilities:
Asset retirement obligation	—	14,935
Total long-term liabilities	—	14,935

Partnership equity:
Limited partners	42,216	19,765
Managing general partner	34,147	28,601
Partnership equity	76,363	48,366

Total liabilities and partnership equity	$101,319	$135,956

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Oil, gas and NGL sales	$29,462	$51,691	$65,642	$166,273

Costs and expenses:
Lease operating expenses	12,818	4,832	22,451	35,277
Production taxes	2,501	5,711	5,658	11,278
Depreciation, depletion and amortization	5,007	19,404	12,808	40,634
Property impairment	179	—	179	—
Accretion of asset retirement obligation	180	1,493	358	6,821
General and administrative	32,292	23,900	76,252	63,281
(Gain) loss on sale of oil and gas properties	194	—	(80,061)	—
Total costs and expenses	53,171	55,340	37,645	157,291

Income (loss) from operations	(23,709)	(3,649)	27,997	8,982

Other income:
Interest income	—	—	—	3
Miscellaneous income	—	319	—	319
Total other income	—	319	—	322

Net income (loss)	$(23,709)	$(3,330)	$27,997	$9,304

Net income (loss) per limited partner unit	$(33.28)	$(7.40)	$36.44	$6.85
Net income (loss) per managing general partner unit	$(98.91)	$37.82	$171.07	$156.77

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2013	2012

Cash flows from operating activities
Net income	$27,997	$9,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	12,808	40,634
Property impairment	179	—
Accretion of asset retirement obligation	358	6,821
Gain on sale of oil and gas properties	(80,061)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(4,248)
Accounts receivable from affiliates	17,273	65,639
Accounts payable	(54)	(956)
Accounts payable to affiliates	12,417	—
Net cash provided by (used in) operating activities	(9,083)	117,194

Cash flows from investing activities
Proceeds from sale of oil and gas properties	8,439	—
Property acquisition and development	590	—
Net cash provided by investing activities	9,029	—

Cash flows from financing activities
Partner distributions	—	(82,396)
Net cash used in financing activities	—	(82,396)

Net increase (decrease) in cash and cash equivalents	(54)	34,798
Cash and cash equivalents at beginning of period	92,602	75,807
Cash and cash equivalents at end of period	$92,548	$110,605

Supplemental disclosure of non-cash investing transactions
Adjustment to asset retirement obligation	$—	$2,797

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2013

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2013. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

During the first quarter of 2013, the Partnership sold its interest in the Sand Dunes property, which was comprised of four shut-in wells, three productive wells, and one salt water disposal well. As a result of this sale, the Partnership has one remaining property, which is shut-in at June 30, 2013 awaiting a workover proposal from the operator. The Partnership currently has no plans to sell its interest in its remaining property or to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from the remaining Partnership well will be significantly impacted by actual prices received, and by actual production volumes. Current projections indicate that subsequent to June 30, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.  Reef Oil & Gas Partners, L.P. (“Reef”), as the Partnership’s managing general partner and sole general partner, may be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to settle all remaining asset retirement obligations and general and administrative costs. These factors raise substantial doubt about the ability of the Partnership to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner continues to evaluate several options related to the Partnership, including the possible sale of marketable assets, as a result of these declining cash flows.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership does not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2013, the Partnership recognized a loss of $194 and a gain of $80,061, respectively, related to the Partnership’s sale of the Sand Dunes property.  Of the recognized gain, $75,355 was attributable to the resulting reduction of asset retirement obligation. During the three and six month periods ended June 30, 2013, the Partnership recognized property impairment expense of proved properties of $179 and $179, respectively.  During the three and six month periods ended June 30, 2012, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2013 and December 31, 2012 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

As of December 31, 2012, the Partnership recognized a portion of its asset retirement obligation as a current liability due to the short-term nature of the estimated remaining economic reserve lives of certain properties. Subsequent to the sale of the Sand Dunes property during the first quarter of 2013, the asset retirement obligation associated with the sole remaining Partnership well has been recognized as a current liability due to the short-term nature of its estimated economic reserve life.

The following table summarizes the Partnership’s asset retirement obligation for the six month period ended June 30, 2013 and the year ended December 31, 2012.

	Six months ended	Year ended
	June 30, 2013	December 31, 2012
Beginning asset retirement obligation	$84,474	$75,090
Retirement related to property abandonment and restoration	—	(2,797)
Retirement related to sale of proved properties	(75,355)	—
Accretion expense	358	12,181
Ending asset retirement obligation	$9,477	$84,474

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef, the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost.  During the three and six month periods ended June 30, 2013, the Partnership incurred administrative costs totaling $5,772 and $11,265, respectively. During the three and six month periods ended June 30, 2012, the Partnership incurred administrative costs totaling $6,283 and $17,454, respectively. The Partnership incurred no technical services costs during the three and six month periods ended June 30, 2013 and 2012. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2013, the Partnership owed RELP $12,417 for joint interest and general and administrative charges processed in excess of net revenues.  At December 31, 2012, RELP owed the Partnership $17,273 for net revenues processed in excess of joint interest and general and administrative charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a semi-annual basis. The balance owed to RELP as of June 30, 2013 was paid by the Partnership during July 2013.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and six month periods ended June 30, 2013 is detailed below:

For the three months ended June 30, 2013

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	32.425	$(3,207)	$(98.91)
Limited partner units	616.076	(20,502)	$(33.28)
Total	648.501	$(23,709)

For the six months ended June 30, 2013

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	32.425	$5,547	$171.07
Limited partner units	616.076	22,450	$36.44
Total	648.501	$27,997

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in three developmental prospects and participated in the drilling of seventeen successful developmental wells and one unsuccessful developmental well on those prospects. The Partnership purchased working interests in three exploratory prospects and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects.  As of December 31, 2012, the successful exploratory well had been plugged and abandoned and eight of the seventeen successful developmental wells had been sold. Eight successful developmental wells on the Sand Dunes property were sold effective March 1, 2013 (as described below).  The remaining successful developmental well was shut-in at the end of June 2013, and a workover proposal is currently being prepared by the operator. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-one wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

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

The Partnership has working capital of $71,833 at June 30, 2013.  Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors. Current projections indicate that no funds will be available for future distribution to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement and general and administrative costs.

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

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Sales volumes:
Oil (Barrels)	287	514	651	1,647
Natural gas (Mcf)	1,725	2,933	3,916	8,670

Average sales prices received:
Oil (Barrels)	$80.14	$87.35	$80.03	$88.38
Natural gas (Mcf)	$3.76	$2.31	$3.46	$2.39

The estimated net proved crude oil and natural gas reserves as of June 30, 2013 and 2012 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2013	170	2,220
June 30, 2012	2,880	35,240

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The Partnership incurred a net loss of $23,709 for the three month period ended June 30, 2013, compared to a net loss of $3,330 for the three month period ended June 30, 2012.  The increase in net loss between these comparative periods is a result of declines in production volumes from the Partnership’s remaining well and in oil sales prices, and increased lease operating and general and administrative expenses.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells, the sale of Partnership wells, and the fact that the Partnership has not drilled any new productive wells since 2008. The Partnership has no plans to conduct additional drilling activity. As a result of the sale of the Sand Dunes property during March 2013, the Rob L RA SUA CL&F #1 (“Gumbo II”) well, located in Terrebonne Parish, Louisiana is the only remaining well in which the Partnership has an interest. Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from this well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. During the three month period ended June 30, 2012, the Partnership’s share of production volumes from the Gumbo II well were 487 barrels of crude oil and 2,879 Mcf of natural gas, or 94.7% and 98.1% of Partnership crude oil and natural gas production volumes for the period. During the three month period ended June 30, 2013, the Partnership share of production volumes from the Gumbo II well were 287 barrels of crude oil and 1,725 Mcf of natural gas, which represents all Partnership crude oil and natural gas production volumes for the period, a volume drop of approximately 40.6% on an EBO basis. At June 30, 2013, the well was shut-in awaiting a workover procedure. Production, if any, from this well will continue to decline in future quarters, and will lead to continuing declines in sales volumes in future periods.

The sales price for crude oil decreased by 8.3%, to an average price of $80.14 per Bbl for the three month period ended June 30, 2013, compared to an average price of $87.35 for the three month period ended June 30, 2012, and the sales price for natural gas increased by 62.8%, to an average price of $3.76 per Mcf for the three month period ended June 30, 2013, compared to an average price of $2.31 per Mcf for the three month period ended June 30, 2012.

The combined effect of these factors caused total sales revenues to decrease by $22,229, or 43.0%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. At current production volume levels, which are expected to continue to decline in future periods, projections indicate that subsequent to June 30, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.

Lease operating expenses increased from $4,832 during the three month period ended June 30, 2012 to $12,818 during the three month period ended June 30, 2013.  Increased ad valorem taxes and a backlog of marketing and gathering and saltwater disposal expenses on the Gumbo II well were only partially offset by lower expenses related to the sale of the Partnership’s interest in the Sand Dunes property. Production taxes decreased from $5,711 during the three months ended June 30, 2012 to $2,501 during the three months ended June 30, 2013, due primarily to the decline in sales revenues.

The Partnership incurred $5,007 of depletion, depreciation, and amortization expense during the three month period ended June 30, 2013 compared to $19,404 of depletion, depreciation, and amortization expense during the three month period ended June 30, 2012.  The decrease in depletion, depreciation, and amortization expense is due to the reduced depletable basis of the Partnership resulting primarily from property impairment taken during the third and fourth quarters of 2012.

General and administrative costs increased from $23,900 incurred during the three months ended June 30, 2012 to $32,292 incurred during the three months ended June 30, 2013.  Increased professional services fees related to processing filings with the SEC were only partially offset by decreased overhead charges from RELP. The allocation of RELP’s overhead to the Partnership is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $3,746 for the three month period ended June 30, 2012 to $2,283 for the three month period ended June 30, 2013.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The Partnership had net income of $27,997 for the six month period ended June 30, 2013, compared to net income of $9,304 for the six month period ended June 30, 2012.  This increased net income was partially due to the gain on the sale of the Sand Dunes property.  Excluding the gain resulting from the sale of the Sand Dunes property, the Partnership incurred a net loss of $52,064 for the six month period ended June 30, 2013 compared to net income of $9,304 for the six month period ended June 30, 2012.  The decrease in net income between these comparative periods is a result of declines in production volumes from the Partnership’s remaining well and in oil sales prices, and increased general and administrative expenses.

On March 12, 2013, the Partnership completed the sale of the Sand Dunes property in Eddy County, New Mexico to Penroc Oil Corporation, effective March 1, 2013.  The Partnership recognized a gain related to this transaction of $80,061 during the six month period ended June 30, 2013, $75,355 of which was attributable to the resulting reduction of asset retirement obligation.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells, the sale of Partnership wells, and the fact that the Partnership has not drilled any new productive wells since 2008. The Partnership has no plans to conduct additional drilling activity. As a result of the sale of the Sand Dunes property during March 2013, the Gumbo II well, located in Terrebonne Parish, Louisiana is the only remaining well in which the Partnership has an interest. Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from this well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. During the six month period ended June 30, 2012, the Partnership’s share of production volumes from the Gumbo II well were 1,547 barrels of crude oil and 8,518 Mcf of natural gas, or 93.9% and 98.2% of Partnership crude oil and natural gas production volumes for the period. During the six month period ended June 30, 2013, the Partnership share of production volumes from the Gumbo II well were 633 barrels of crude oil and 3,869 Mcf of natural gas, or 97.2% and 98.8% of Partnership crude oil and natural gas production volumes for the period, a volume drop of approximately 56.9% on an EBO basis.  At June 30, 2013, the well was shut-in awaiting a workover procedure. Production, if any, from this well will continue to decline in future quarters, and will lead to continuing declines in sales volumes in future periods.

The sales price for crude oil decreased by 9.4%, to an average price of $80.03 per Bbl for the six month period ended June 30, 2013, compared to an average price of $88.38 for the six month period ended June 30, 2012, and the sales price for natural gas increased by 44.8%, to an average price of $3.46 per Mcf for the six month period ended June 30, 2013, compared to an average price of $2.39 per Mcf for the six month period ended June 30, 2012.

The combined effect of these factors caused total sales revenues to decrease by $100,631, or 60.5%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. At current production volume levels, which are expected to continue to decline in future periods, projections indicate that subsequent to June 30, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.

Lease operating expenses decreased from $35,277 during the six month period ended June 30, 2012 to $22,451 during the six month period ended June 30, 2013 due primarily to the sale of the Partnership’s interest in the Sand Dunes property. Production taxes decreased from $11,278 during the six months ended June 30, 2012 to $5,658 during the six months ended June 30, 2013, due primarily to the decline in sales revenues.

The Partnership incurred $12,808 of depletion, depreciation, and amortization expense during the six month period ended June 30, 2013 compared to $40,634 of depletion, depreciation, and amortization expense during the six month period ended June 30, 2012.  The decrease in depletion, depreciation, and amortization expense is due to the reduced depletable basis of the Partnership resulting primarily from property impairment taken during the third and fourth quarters of 2012.

General and administrative costs increased from $63,281 incurred during the six months ended June 30, 2012 to $76,252 incurred during the six months ended June 30, 2013.  Increased professional services fees related to processing filings with the SEC were only partially offset by decreased overhead charges from RELP. The allocation of RELP’s overhead to the Partnership is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $11,805 for the six month period ended June 30, 2012 to $5,370 for the six month period ended June 30, 2013.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF GLOBAL ENERGY VIII, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	August 12, 2013	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	August 12, 2013	By:	/s/ Daniel C. Sibley
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