Form 10-Q
period 2013-09-30
Reef Global Energy VIII, L.P.
filed 2013-11-12
CIK 1368954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 12, 2013, the registrant had 32.425 units of general partner interest held by the managing general partner, and 616.076 units of limited partner interest outstanding.

Reef Global Energy VIII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VIII, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$49,729	$92,602
Accounts receivable	4,241	4,241
Accounts receivable from affiliates	—	17,273
Total current assets	53,970	114,116

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $5,376,087 and $5,644,929	—	21,840
Net oil and gas properties	—	21,840

Total assets	$53,970	$135,956

Liabilities and partnership equity

Current liabilities:
Accounts payable	$7,651	$3,116
Accounts payable to affiliates	2,589	—
Current portion of asset retirement obligation	9,661	69,539
Total current liabilities	19,901	72,655

Long-term liabilities:
Asset retirement obligation	—	14,935
Total long-term liabilities	—	14,935

Partnership equity:
Limited partners	6,071	19,765
Managing general partner	27,998	28,601
Partnership equity	34,069	48,366

Total liabilities and partnership equity	$53,970	$135,956

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Oil, gas and NGL sales	$(10,439)	$45,581	$55,203	$211,854

Costs and expenses:
Lease operating expenses	7,851	18,749	30,302	54,026
Production taxes	(941)	4,338	4,717	15,616
Depreciation, depletion and amortization	—	50,061	12,808	90,695
Property impairment	4,420	78,311	4,599	78,311
Accretion of asset retirement obligation	184	1,523	542	8,344
General and administrative	20,332	37,858	96,584	101,139
(Gain) loss on sale of oil and gas properties	9	—	(80,052)	—
Total costs and expenses	31,855	190,840	69,500	348,131

Loss from operations	(42,294)	(145,259)	(14,297)	(136,277)

Other income:
Interest income	—	—	—	3
Miscellaneous income	—	—	—	319
Total other income	—	—	—	322

Net loss	$(42,294)	$(145,259)	$(14,297)	$(135,955)

Net loss per limited partner unit	$(58.67)	$(218.72)	$(22.23)	$(211.87)
Net loss per managing general partner unit	$(189.61)	$(324.17)	$(18.57)	$(167.40)

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2013	2012

Cash flows from operating activities
Net loss	$(14,297)	$(135,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	12,808	90,695
Property impairment	4,599	78,311
Accretion of asset retirement obligation	542	8,344
Gain on sale of oil and gas properties	(80,052)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(4,241)
Accounts receivable from affiliates	17,273	120,807
Accounts payable	4,535	(18,966)
Accounts payable to affiliates	2,589	—
Net cash provided by (used in) operating activities	(52,003)	138,995

Cash flows from investing activities
Proceeds from sale of oil and gas properties	8,430	—
Property acquisition and development	700	—
Net cash provided by investing activities	9,130	—

Cash flows from financing activities
Partner distributions	—	(122,200)
Net cash used in financing activities	—	(122,200)

Net increase (decrease) in cash and cash equivalents	(42,873)	16,795
Cash and cash equivalents at beginning of period	92,602	75,807
Cash and cash equivalents at end of period	$49,729	$92,602

Supplemental disclosure of non-cash investing transactions
Adjustment to asset retirement obligation	$—	$2,797

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VIII, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2013

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VIII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2013. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

During the first quarter of 2013, the Partnership sold its interest in the Sand Dunes property, which was comprised of four shut-in wells, three productive wells, and one salt water disposal well. As a result of this sale, the Partnership has one remaining property, which is shut-in at September 30, 2013. The Partnership currently has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from the remaining Partnership well will be significantly impacted by actual prices received, and by actual production volumes. Current projections indicate that subsequent to September 30, 2013, revenues generated from crude oil and natural gas sales will not be sufficient  to cover operating expenses and general and administrative costs.  Reef Oil & Gas Partners, L.P. (“Reef”), as the Partnership’s managing general partner and sole general partner, may be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to  settle all  remaining asset retirement obligations and general and administrative costs. These factors raise substantial doubt about the ability of the Partnership to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner continues to evaluate several options related to the Partnership, including the possible sale of marketable assets, as a result of these declining cash flows.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership does not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2013, the Partnership recognized a loss of $9 and a gain of $80,052, respectively, related to the Partnership’s sale of the Sand Dunes property.  Of the recognized gain, $75,355 was attributable to the resulting reduction of asset retirement obligation. During the three and nine month periods ended September 30, 2013, the Partnership recognized property impairment expense of proved properties of $4,420 and $4,599, respectively.  During the three and nine month periods ended September 30, 2012, the Partnership recognized property impairment expense of proved properties of $78,311 for both periods.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2013 and December 31, 2012 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation (inclusive of the current portion) for the nine month period ended September 30, 2013 and the year ended December 31, 2012.

	Nine months ended	Year ended
	September 30, 2013	December 31, 2012
Beginning asset retirement obligation	$84,474	$75,090
Retirement related to property abandonment and restoration	—	(2,797)
Retirement related to sale of proved properties	(75,355)	—
Accretion expense	542	12,181
Ending asset retirement obligation	$9,661	$84,474

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef, the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost.  During the three and nine month periods ended September 30, 2013, the Partnership incurred administrative costs totaling $2,803 and $14,068, respectively. During the three and nine month periods ended September 30, 2012, the Partnership incurred administrative costs totaling $7,959 and $25,413, respectively. The Partnership incurred no technical services costs during the three and nine month periods ended September 30, 2013 and 2012. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2013, the Partnership owed RELP $2,589 for joint interest and general and administrative charges processed in excess of net revenues.  At December 31, 2012, RELP owed the Partnership $17,273 for net revenues processed in excess of joint interest and general and administrative charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a semi-annual basis.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and nine month periods ended September 30, 2013 is detailed below:

For the three months ended September 30, 2013

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	32.425	$(6,149)	$(189.61)
Limited partner units	616.076	(36,145)	$(58.67)
Total	648.501	$(42,294)

For the nine months ended September 30, 2013

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	32.425	$(602)	$(18.57)
Limited partner units	616.076	(13,695)	$(22.23)
Total	648.501	$(14,297)

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

Overview

Reef Global Energy VIII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in three developmental prospects and participated in the drilling of seventeen successful developmental wells and one unsuccessful developmental well on those prospects. The Partnership purchased working interests in three exploratory prospects and participated in the drilling of one successful exploratory well and two unsuccessful exploratory wells on those three prospects.  As of December 31, 2012, the successful exploratory well had been plugged and abandoned and eight of the seventeen successful developmental wells had been sold. Eight successful developmental wells on the Sand Dunes property were sold effective March 1, 2013 (as described below).  The remaining successful developmental well was shut-in during the last part of June 2013. One unsuccessful workover procedure was performed on the well during August 2013, and a second unsuccessful workover procedure was performed in November.  The well remains shut-in as of September 30, 2013. The Partnership intends not to participate in any future proposals related to this well. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-one wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

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

The Partnership has working capital of $34,069 at September 30, 2013.  Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors. Current projections indicate that no funds will be available for future distribution to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement and general and administrative costs.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Sales volumes:
Oil (Barrels)	(92)	549	559	2,197
Natural gas (Mcf)	(478)	2,568	3,438	11,238

Average sales prices received:
Oil (Barrels)	$92.12	$71.67	$78.05	$84.20
Natural gas (Mcf)	$4.16	$2.42	$3.36	$2.39

The estimated net proved crude oil and natural gas reserves as of September 30, 2013 and 2012 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. As a result of the unsuccessful workover procedure performed on the Partnership’s sole remaining well during August 2013, proved reserves have been reduced to zero. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2013	0	0
September 30, 2012	900	8,940

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The Partnership incurred a net loss of $42,294 for the three month period ended September 30, 2013, compared to a net loss of $145,259 for the three month period ended September 30, 2012.  The decrease in oil and gas sales revenues between these comparative periods was offset by decreased operating costs, depletion, depreciation and amortization, property impairment, and general and administrative expenses.

The Partnership had no oil and gas sales during the three month period ended September 2013 because the Rob L RA SUA CL&F #1 (“Gumbo II”) well was shut-in during the entire quarter. A reversal of excess accrued volumes for June 2013 production resulted in the Partnership reporting negative sales revenues for the current quarter. A second unsuccessful workover attempt to restore production from the Gumbo II well was performed in November 2013. The Partnership does not expect to receive any additional production from the Gumbo II well.

Lease operating expenses decreased from $18,749 during the three month period ended September 30, 2012 to $7,851 during the three month period ended September 30, 2013.  This decrease is a result of lower expenses due to the sale of the Partnership’s interest in the Sand Dunes property during the first quarter of 2013, as well as lower expenses on the Gumbo II well.  Although expenses for the Gumbo II well for the third quarter of 2013 include costs related to the unsuccessful workover performed in August 2013, overall expenses were still lower than the comparable period in 2012 as the well was shut-in for the entire third quarter.

The Partnership incurred no depletion, depreciation, and amortization expense and property impairment expense of $4,420 during the three month period ended September 30, 2013 compared to $50,061 of depletion, depreciation, and amortization expense and $78,311 of property impairment expense during the three month period ended September 30, 2012.  As a result of the unsuccessful workover procedure performed on the Gumbo II well during August 2013, proved reserves were reduced to zero and all remaining proved property was impaired during the three month period ended September 30, 2013.  The impairment expense of $78,311 recognized during the three month period ended September 31, 2012 was primarily as a result of the reduction in the economic reserve life of the Gumbo II well, which reduced the Partnership’s economic recoverable reserves.

General and administrative costs decreased from $37,858 incurred during the three months ended September 30, 2012 to $20,332 incurred during the three months ended September 30, 2013, due primarily to decreased overhead charges from RELP. The allocation of RELP’s overhead to the Partnership is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $5,100 for the three month period ended September 30, 2012 to a credit of $335 for the three month period ended September 30, 2013.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The Partnership incurred a net loss of $14,297 for the nine month period ended September 30, 2013, compared to a net loss of $135,955 for the nine month period ended September 30, 2012.  This change in net loss was partially due to the gain on the sale of the Sand Dunes property.  Excluding the gain resulting from the sale of the Sand Dunes property, the Partnership incurred a net loss of $94,349 for the nine month period ended September 30, 2013 compared to net loss of $135,955 for the nine month period ended September 30, 2012.  Decreases in sales revenue, as well as decreases in depletion, depreciation and amortization and property impairment expense were the primary causes of the difference.

On March 12, 2013, the Partnership completed the sale of the Sand Dunes property in Eddy County, New Mexico to Penroc Oil Corporation, effective March 1, 2013.  The Partnership recognized a gain related to this transaction of $80,052 during the nine month period ended September 30, 2013, $75,355 of which was attributable to the resulting reduction of asset retirement obligation.

Partnership crude oil and natural gas production and sales volumes declined until late June 2013, when the Partnership’s sole remaining well, the Gumbo II well, ceased production and was shut-in. Partnership sales volumes for the nine month period ended September 30, 2013 fell by 72.2% on an EBO basis from sales volumes during the nine month period ended September 30, 2012. The sales price for crude oil decreased by 7.3%, to an average price of $78.05 per Bbl for the nine month period ended September 30, 2013, compared to an average price of $84.20 for the nine month period ended September 30, 2012, and the sales price for natural gas increased by 40.6%, to an average price of $3.36 per Mcf for the nine month period ended September 30, 2013, compared to an average price of $2.39 per Mcf for the nine month period ended September 30, 2012.

The combined effect of these factors caused total sales revenues to decrease by $156,651, or 73.9%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. A second unsuccessful workover attempt to restore production from the Gumbo II well was performed in November 2013. The Partnership does not expect to receive any additional production from the Gumbo II well.

Lease operating expenses decreased from $54,026 during the nine month period ended September 30, 2012 to $30,302 during the nine month period ended September 30, 2013. This decrease is a result of lower expenses on the Gumbo II well as it was shut-in during the third quarter of 2013, and lower expenses due to the sale of the Partnership’s interest in the Sand Dunes property during the first quarter of 2013.  Production taxes decreased from $15,616 during the nine months ended September 30, 2012 to $4,717 during the nine months ended September 30, 2013, due primarily to the decline in sales revenues.

The Partnership incurred $12,808 of depletion, depreciation, and amortization expense and $4,599 of property impairment expense during the nine month period ended September 30, 2013 compared to $90,695 of depletion, depreciation, and amortization expense and $78,311 of property impairment expense during the nine month period ended September 30, 2012.  The decrease in depletion, depreciation, and amortization expense is due to the reduced depletable basis of the Partnership resulting primarily from property impairment.  As a result of the unsuccessful workover procedure performed on the Gumbo II well during August 2013, proved reserves were reduced to zero and all remaining proved property was impaired during the nine month period ended September 30, 2013. The impairment expense of $78,311 recognized during the nine month period ended September 31, 2012 was primarily as a result of the reduction in the economic reserve life of the Gumbo II well, which reduced the Partnership’s economic recoverable reserves.

General and administrative costs decreased from $101,139 incurred during the nine months ended September 30, 2012 to $96,584 incurred during the nine months ended September 30, 2013.  Decreased overhead charges from RELP were partially offset by increased professional services fees related to processing filings with the SEC. The allocation of RELP’s overhead to the Partnership is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $16,906 for the nine month period ended September 30, 2012 to $5,036 for the nine month period ended September 30, 2013.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF GLOBAL ENERGY VIII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 12, 2013	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 12, 2013	By:	/s/ Daniel C. Sibley
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